Form 10-Q
period 2021-03-31
Alignment Healthcare, Inc.
filed 2021-05-17
CIK 1832466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40295

ALIGNMENT HEALTHCARE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-5596242
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1100 W. Town and Country Road, Suite 1600 Orange, California	92868
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (844) 310-2247

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ALHC	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 12, 2021, the registrant had 187,273,782 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

Throughout this quarterly report on Form 10-Q (this “Quarterly Report”), we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•
our history of net losses, and our ability to achieve or maintain profitability in an environment of increasing expenses;
•
the impact of the COVID-19 pandemic or any other pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide on our business, financial condition and results of operations;
•
the effect of our relatively limited operating history on investors’ ability to evaluate our current business and future prospects;
•
the viability of our growth strategy and our ability to realize expected results;
•
our ability to attract new members;
•
the quality and pricing of our products and services;
•
our ability to maintain a high rating for our plans on the Five Star Quality Rating System;
•
our ability to develop and maintain satisfactory relationships with care providers that service our members;
•
our ability to manage our growth effectively, execute our business plan, maintain high levels of service and member satisfaction or adequately address competitive challenges;
•
our ability to compete in the healthcare industry;
•
the impact on our business of security breaches, loss of data or other disruptions causing the compromise of sensitive information or preventing us from accessing critical information;
•
the impact on our business of disruptions in our disaster recovery systems or management continuity planning;
•
the cost of legal proceedings and litigation, including intellectual property and privacy disputes;
•
risks associated with being a government contractor;
•
the impact on our business of the healthcare services industry becoming more cyclical;
•
our ability to manage acquisitions, divestitures and other significant transactions successfully;
•
our ability to maintain, enhance and protect our reputation and brand recognition;
•
our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems;
•
our ability to obtain, maintain, protect and enforce intellectual property protection for our technology;

•
the potential adverse impact of claims by third parties that we are infringing on, misappropriating or otherwise violating their intellectual property rights;
•
our ability to protect the confidentiality of our trade secrets, know-how and other internally developed information;
•
the impact of any restrictions on our use of or ability to license data or our failure to license data and integrate third-party technologies;
•
risks associated with our use of “open-source” software;
•
our dependence on our senior management team and other key employees;
•
the concentration of our health plans in California, North Carolina and Nevada;
•
the impact on our business of an economic downturn;
•
our management team’s limited experience managing a public company;
•
our ability to maintain our corporate culture;
•
the impact of shortages of qualified personnel and related increases in our labor costs;
•
the risk that our records may contain inaccurate or unsupportable information regarding risk adjustment scores of members;
•
our ability to accurately estimate incurred but not reported medical expenses;
•
the impact of negative publicity regarding the managed healthcare industry;
•
the impact of federal efforts to reduce Medicare spending;
•
the impact of weather and other factors beyond our control on our clinics, the centers out of which our external providers operate, and the facilities that host our AVA platform (as defined below);
•
our dependence on reimbursements by CMS and premium payments by individuals;
•
the impact on our business of renegotiation, non-renewal or termination of risk agreements with hospitals, physicians, nurses, pharmacists and medical support staff;
•
risks associated with estimating the amount of liabilities that we recognize under our risk agreements with providers;
•
our ability to develop and maintain proper and effective internal control over financial reporting;
•
the potential adverse impact of legal proceedings and litigation;
•
the impact of reductions in the quality ratings of our health plans;
•
the risk of our agreements with care providers being deemed invalid;
•
the impact on our business of the termination of our leases, increases in rent or inability to renew or extend leases;
•
our ability to engage and maintain our relationships with hospitals, physicians, nurses, pharmacists and medical support staff;
•
the impact of state and federal efforts to reduce Medicare spending;

•
our ability to comply with applicable federal, state and local rules and regulations, including those relating to data privacy and security; and
•
other factors disclosed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.

All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this Quarterly Report in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alignment Healthcare, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except par value and share amounts)

(Unaudited)

	March 31, 2021	December 31, 2020 (1)
Assets
Current Assets:
Cash	$528,417	$207,311
Accounts receivable (less allowance for credit losses of $8 at March 31, 2021 and $0 at December 31, 2020, respectively)	49,458	40,140
Prepaid expenses and other current assets	26,773	17,225
Total current assets	604,648	264,676
Property and equipment, net	28,403	27,145
Right of use asset, net	9,577	9,888
Goodwill and intangible assets, net	34,563	34,645
Restricted and other assets	2,153	2,148
Total assets	$679,344	$338,502
Liabilities and Stockholders' Equity
Current Liabilities:
Medical expenses payable	$128,673	$112,605
Accounts payable and accrued expenses	19,639	15,675
Accrued compensation	21,481	25,172
Total current liabilities	169,793	153,452
Long-term debt, net of debt issuance costs	145,734	144,168
Long-term portion of lease liabilities	9,565	10,271
Total liabilities	325,092	307,891
Commitments and Contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $.001 par value; 100,000,000 and 0 shares authorized as of March 31, 2021 and December 31, 2020 respectively; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $.001 par value; 1,000,000,000 and 164,063,787 shares authorized as of March 31, 2021 and December 31, 2020 respectively; 187,273,782 and 164,063,787 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	188	164
Additional paid-in capital	790,509	410,018
Accumulated deficit	(436,445)	(379,571)
Total stockholders' equity	354,252	30,611
Total liabilities and stockholders' equity	$679,344	$338,502
(1)
The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements as of that date and was retroactively adjusted, including shares and per share amounts, as a result of the Reorganization. See Note 1 to the condensed consolidated financial statements for additional details.

See accompanying notes to condensed consolidated financial statements.

Alignment Healthcare, Inc.

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenues:
Earned premiums	$267,000	$224,266
Other	82	367
Total revenues	267,082	224,633
Expenses:
Medical expenses	251,095	193,396
Selling, general, and administrative expenses	64,914	32,787
Depreciation and amortization	3,737	3,565
Total expenses	319,746	229,748
Loss from operations	(52,664)	(5,115)
Other expenses:
Interest expense	4,248	4,160
Other (income) expenses	(38)	797
Total other expenses	4,210	4,957
Loss before income taxes	(56,874)	(10,072)
Provision for income taxes	—	—
Net loss	$(56,874)	$(10,072)

Total weighted-average common shares outstanding - basic and diluted(1)	154,432,027	140,764,196
Net loss per share - basic and diluted	$(0.37)	$(0.07)
(1)
The weighted-average shares used in computing net loss per share, basic and diluted were retroactively adjusted as a result of the Reorganization. See Note 1 to the condensed consolidated financial statements for additional details.

See accompanying notes to condensed consolidated financial statements.

Alignment Healthcare, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(amounts in thousands, except par value and share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2019(1)	147,157,801	$147	$277,787	$(356,645)	$(78,711)
Net loss	—	—	—	(10,072)	(10,072)
Issuance of common stock at $7.99 per share, net of issuance costs of $3,700	16,905,986	17	131,283	—	131,300
Equity-based compensation	—	—	326	—	326
Equity repurchase	—	—	(516)	—	(516)
Balance at March 31, 2020	164,063,787	$164	$408,880	$(366,717)	$42,327

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2020(1)	164,063,787	$164	$410,018	$(379,571)	$30,611
Net loss	—	—	—	(56,874)	(56,874)
Issuance of common stock upon initial public offering at $18 per share, net of issuance costs of $28,999	21,700,000	22	361,579	—	361,601
Issuance of common stock to third-party business partners	573,782	1	6,479	—	6,480
Issuance of common stock to stock appreciation rights holders	936,213	1	11,509	—	11,510
Equity-based compensation	—	—	2,398	—	2,398
Equity repurchase	—	—	(1,474)	—	(1,474)
Balance at March 31, 2021	187,273,782	$188	$790,509	$(436,445)	$354,252
(1)
The consolidated balances as of December 31, 2019 and 2020 were derived from the audited consolidated financial statements as of that date and were retroactively adjusted, including shares and per share amounts, as a result of the Reorganization. See Note 1 to the consolidated financial statements for additional details.

See accompanying notes to condensed consolidated financial statements.

Alignment Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Operating Activities:
Net loss	$(56,874)	$(10,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	8	10
Depreciation and amortization	3,789	3,670
Amortization-debt issuance costs and investment discount	550	540
Payment-in-kind interest	1,015	982
Loss on disposal of property and equipment	—	860
Equity-based compensation and common stock payments	20,388	326
Non-cash lease expense	648	573
Changes in operating assets and liabilities:
Accounts receivable	(9,326)	(9,671)
Prepaid expenses and other current assets	(9,547)	(8,908)
Other assets	(6)	2
Medical expenses payable	16,069	(5,516)
Accounts payable and accrued expenses	(298)	6,544
Accrued compensation	(3,691)	(1,101)
Lease liabilities	(832)	3,883
Noncurrent liabilities	—	(3,941)
Net cash used in operating activities	(38,107)	(21,819)
Investing Activities:
Purchase of investments	(750)	(1,000)
Sale of investments	750	250
Acquisition of property and equipment	(4,446)	(3,085)
Proceeds from the sale of property and equipment	—	100
Net cash used in investing activities	(4,446)	(3,735)
Financing Activities:
Equity repurchase	(1,474)	(516)
Issuance of common stock	390,600	135,000
Common stock issuance costs	(25,467)	(3,000)
Net cash provided by financing activities	363,659	131,484
Net increase in cash	321,106	105,930
Cash and restricted cash at beginning of period	207,811	86,484
Cash and restricted cash at end of period	$528,917	$192,414
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,682	$2,637
Supplemental non-cash investing and financing activities:
Acquisition of property in accounts payable	$474	$93
Common stock issuance costs included in accounts payable and accrued expenses	$3,532	$700

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the total above:

Cash	$528,417	$192,414
Restricted cash in restricted and other assets	500	—
Total	$528,917	$192,414

See accompanying notes to condensed consolidated financial statements.

Alignment Healthcare, Inc.

Note to Condensed Consolidated Financial Statements

(amounts in thousands, except share amounts)

1. Organization

Alignment Healthcare, Inc. (collectively, “we” or “us” or “our” or the “Company”), formerly, Alignment Healthcare Holdings, LLC, is a next generation, consumer-centric health care platform that is purpose-built to provide seniors with high quality, affordable care with a vastly improved consumer experience. Enabled by our innovative technology and care delivery model, the Company focuses on improving outcomes in the Medicare Advantage sector.

The Company’s operations primarily consist of the following:

•
The Company owns Medicare Advantage Plans in the states of California, North Carolina and Nevada.
•
The Company coordinates and provides covered health care services, including professional, institutional, and ancillary services, to members enrolled in certain benefit plans of unaffiliated Medicare Advantage Health Maintenance Organizations (“HMO”) (collectively, “Third-Party Payors”). The Company’s contracts with two different Third-Party Payors terminated on December 31, 2020 and 2019, respectively. The Company continues to service the claims in runoff related to their respective agreements.

Reorganization

We historically operated as a Delaware limited liability company under the name Alignment Healthcare Holdings, LLC. On March 17, 2021, Alignment Healthcare Holdings, LLC converted to a Delaware corporation pursuant to a statutory conversion and we changed our name to Alignment Healthcare, Inc. for purposes of completing an initial public offering ("IPO") ("the Reorganization"). As part of the Reorganization, Alignment Healthcare Partners, LP ("the Parent"), the sole unitholder of Alignment Healthcare Holdings, LLC, exchanged its membership units for our common stock and became the sole holder of our shares of common stock. Prior to the closing of the IPO, the Parent merged with and into the Company with Alignment Healthcare, Inc. surviving the merger.

The membership units that were owned by the Parent prior to the Reorganization were converted to our common stock using an approximately 1 to 260 common stock split. All share and per share amounts in these condensed consolidated financial statements and related notes have been retroactively adjusted, where applicable, for all periods presented to give effect to the common stock split and exchange ratio applied in connection with the Reorganization. As a result, we reclassified the capital contributions associated with the issuance of the membership units to additional paid-in capital and common stock using a par value of $0.001 for all periods presented within the condensed consolidated financial statements.

Initial Public Offering

On March 25, 2021, our Registration Statement on Form S-1 for the initial public offering of 27,200,000 shares of common stock was declared effective by the Securities and Exchange Commission. Our common stock began trading on March 26, 2021 on the Nasdaq Global Select Market under the ticker symbol “ALHC."

On March 30, 2021, we completed an IPO through issuing and selling 21,700,000 shares of common stock and certain stockholders selling 5,500,000 shares of common stock, in each case at a price of $18.00 per share. On April 6, 2021, pursuant to a partial exercise of the underwriters' over-allotment option, certain selling stockholders sold an additional 3,314,216 shares of common stock at the IPO price. The Company did not receive any proceeds from the sale of shares of common stock by the selling stockholders in the IPO. We received proceeds of $361,601 after deducting underwriting discounts and commissions of $24,389 and deferred offering costs of $4,610. Deferred direct offering costs were capitalized and consisted of fees and expenses incurred in connection with the sale of our common stock in the IPO, including legal, accounting, printing and other offering related costs. Upon completion of the IPO, these deferred offering costs were reclassified from prepaid and other current assets to stockholders' equity and recorded against the net proceeds from the offering.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such regulations. These financial statements have been prepared on a basis consistent with the accounting principles applied for the fiscal year ended December 31, 2020 as presented in the Company’s Form S-1, as amended, filed with the SEC. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included.   These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying note thereto as of December 31, 2020.

The condensed consolidated financial statements include the accounts of the Company, our subsidiaries, and two immaterial variable interest entities in which we are the primary beneficiary. All intercompany transactions have been eliminated in consolidation.

We have no components of other comprehensive income (loss), and accordingly, comprehensive income (loss) is the same as the net loss for all periods presented.

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements. Our significant estimates include, but are not limited to, the determination of medical expenses payable; the impact of risk adjustment provisions related to our Medicare contracts; collectability of receivables; right of use (“ROU”) assets and lease liabilities valuation; valuation of related impairment recognition of long-lived assets, including goodwill and intangible assets; equity-based compensation expense; and contingent liabilities. Estimates and judgments are based upon historical information and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ materially from those estimates and the impact of any change in estimates is included in earnings in the period in which the estimate is adjusted.

Segments

We have determined that our chief executive officer is the chief operating decision maker (“CODM”). We operate and manage the business as one reporting and one operating segment, which is referred to as the Medicare Advantage segment. Factors used in determining the reportable segment include the nature of operating activities, our organizational and reporting structure, and the type of information reviewed by the CODM to allocate resources and evaluate financial performance. All of our assets are located in the United States.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our current assets and current liabilities approximate fair value because of the short-term nature of these financial instruments. Financial instruments measured at fair value on a recurring basis were based upon a three-tier hierarchy as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability

Level 3 - Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date

The fair value of cash was determined based on Level 1 inputs. The fair value of deposits of US Treasury bills and certificate of deposits, which were included in restricted and other assets in the condensed consolidated balance sheets, was determined based on Level 2 inputs. There were no assets or liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2021 and 2020. Our long-term debt was reported at carrying value.

Revenue and Accounts Receivable

Earned premium revenue consisted of premium revenue and capitation revenue as of March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Premium	$264,713	$204,277
Capitation	2,287	19,989
	$267,000	$224,266

Premium revenue is derived monthly from the federal government based on our contract with the Centers for Medicare and Medicaid Services (“CMS”). In accordance with this arrangement, we assume the responsibility for the outcomes and the economic risk of funding our members’ health care, supplemental benefits and related administration costs. We recognize premium revenue in the month that members are entitled to receive health care services, and premiums collected in advance are deferred. The monthly reimbursement includes a fixed payment per member month (“PMPM”), which is adjusted based on certain risk factors derived from medical diagnoses for our members. The adjustments are estimated by projecting the ultimate annual premium and are recognized ratably during the year, with adjustments each period to reflect changes in the estimated ultimate premium. Premiums are also recorded net of estimated uncollectible amounts and retroactive membership adjustments.

Capitation revenue consists primarily of capitated fees for medical care services provided by us under arrangements with our Third-Party Payors. Under those arrangements, we receive a PMPM payment for a defined member population, and we are responsible for providing health care services to the member population over the contract period. We are solely responsible for the cost of health care services related to the member population and in some cases, we are financially responsible for the supplemental benefits provided by us to the members. We act as a principal in arranging for and controlling the services provided by our provider network and we are at risk for arranging and providing health care services.

The premium and capitation payments we receive monthly from CMS for our members are determined from our annual bid or similarly from Third-Party Payors under our capitation arrangement. These payments represent revenues for providing health care coverage, including Medicare Part D benefits. Under the Medicare Part D program, our members and the members of our Third-Party Payors receive standard drug benefits. We may also provide enhanced benefits at our own expense. We recognize premium or capitation revenue for providing this insurance coverage in the month that members are entitled to receive health care services and any premium or capitation collected in advance is deferred. Our CMS payment related to Medicare Part D is subject to risk sharing through the Medicare Part D risk corridor provisions.

Revenue Adjustments

Payments by CMS to health plans are determined via a competitive bidding process with CMS and are based upon the cost of care in a local market and the average utilization of services by the member enrolled. These payments are subject to periodic adjustments under CMS’ “risk adjustment model,” which compensates health plans based on the health severity and certain demographic factors of each individual member. Members diagnosed with certain conditions are paid at a higher monthly payment than members who are healthier. Under this risk adjustment model, CMS calculates the risk adjustment payment using diagnosis data from hospital inpatient, hospital outpatient, and physician treatment settings. The Company and health care providers collect, capture, and submit the necessary and available diagnosis data to CMS within prescribed deadlines. Both premium and capitation revenues (including Medicare Part D) are subject to adjustments under the risk adjustment model.

Throughout the year, we estimate risk adjustment payments based upon the diagnosis data submitted and expected to be submitted to CMS. Those estimated risk adjustment payments are recorded as an adjustment to premium and capitation revenue. Our risk adjustment data is also subject to review by the government, including audit by regulators.

Our recognized premium revenue for our Medicare Advantage Plans in California, North Carolina and Nevada are each subject to a minimum annual medical loss ratio (“MLR”) of 85%. The MLR represents medical costs as a percentage of premium revenue. The Code of Federal Regulations define what constitutes medical costs and premium revenue, including certain additional expenses related to improving the quality of care provided, and to exclude certain taxes and fees, in each case as permitted or required by CMS and applicable regulatory requirements. If the minimum MLR is not met, we are required to remit a portion of the premiums back to the federal government. The amount remitted, if any, is recognized as an adjustment to premium revenues in the condensed consolidated statements of operations. There were no amounts payable for the MLR as of March 31, 2021 and December 31, 2020, respectively.

Medicare Part D payments are also subject to a federal risk corridor program, which limits a health plan’s overall losses or profit if actual spending for basic Medicare Part D benefits is much higher or lower than what was anticipated. Risk corridor is recorded within premium revenue. The risk corridor provisions compare costs targeted in our bids or Third-Party Payors’ bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS or Third-Party Payors making additional payments to us or require us to refund a portion of the premiums we received. We estimate and recognize an adjustment to premiums revenue related to these provisions based upon pharmacy claims experience. We record a receivable or payable at the contract level and classify the amount as current or long-term in our condensed consolidated balance sheet based on the timing of expected settlement.

Receivables, including risk adjusted premium due from the government or through Third-Party Payors, pharmacy rebates, and other receivables, are shown net of allowances for credit losses and retroactive membership adjustments.

Property and Equipment—Net

Depreciation expense is computed using the straight-line method generally based on the following estimated useful lives:

Description	Estimated Service Lives (years)
Computer and equipment	5
Office equipment and furniture	5-7
Software	3-5
Leasehold improvements	15 (or lease term, if shorter)

Depreciation expense related to property and equipment used to service our members or at our clinics are included within medical expenses in the condensed consolidated statements of operations.

Medical Expenses and Medical Expense Payable

Medical expense includes claim payments, capitation payments, pharmacy costs net of rebates, allocations of certain centralized expenses, internal care delivery expenses and various other costs incurred to provide health insurance coverage and care to members, as well as estimates of future payments to hospitals and others for medical care and other supplemental benefits provided.

We have contracts with a network of hospitals, physicians, and other providers and compensates those providers and ancillary organizations based on contractual arrangements or CMS Medicare compensation guidelines. We pay these contracting providers either through fee-for-service arrangement in which the provider is paid negotiated rates for specific services provided or a capitation payment, which represent monthly contractual fees disbursed for each member regardless of medical services provided to the member. We are responsible for the entirety of the cost of health care services related to the member population, in addition to supplemental benefits provided by us to our seniors.

Capitation-related expenses are recorded on an accrual basis during the coverage period. Expenses related to fee-for-service contracts are recorded in the period in which the related services are dispensed.

Pharmacy costs represent payments for members’ prescription drug benefits, net of rebates from drug manufacturers. Receivables for such pharmacy rebates are included in accounts receivable in the condensed consolidated balance sheet.

Medical Expenses Payable

Medical expenses payable includes estimates of our obligations for medical care services that have been rendered on behalf of our members and the members of the Third-Party Payors, but for which claims have either not yet been received or processed, loss adjustment expense reserve for the expected costs of settling these claims, and for liabilities related to physician, hospital, and other medical cost disputes.

We develop estimates for medical expenses incurred but not yet paid (“IBNP”) using an actuarial process that is consistently applied and centrally controlled. Medical expenses payable includes claims reported but not yet paid, estimates for claims incurred but not reported, and estimates for the costs necessary to process unpaid claims at the end of each period. We estimate our medical claims liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors, such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of health care services, and other relevant factors. Each period, we re-examine previously established medical expense payable estimates based on actual claim submissions and other changes in facts and circumstances. As the medical expenses payable estimates recorded in prior periods develop, we adjust the amount of the estimates and include the changes in estimates in medical expenses in the period in which the change is identified.

Actuarial Standards of Practice generally require that the medical claims liability estimates be adequate to cover obligations under moderately adverse conditions. Moderately adverse conditions are situations in which the actual claims are expected to be higher than the otherwise estimated value of such claims at the time of estimate. In many situations, the claims amount ultimately settled will be different than the estimate that satisfies the Actuarial Standards of Practice. We include in our IBNP an estimate for medical claims liability under moderately adverse conditions, which represents the risk of adverse deviation of the estimates in our actuarial method of reserving. We believe that medical expenses payable is adequate to cover future claims payments required. However, such estimates are based on knowledge of current events and anticipated future events. Therefore, the actual liability could differ materially from the amounts provided.

We reassess the profitability of contracts for providing coverage to members when current operating results or forecasts indicate probable future losses. A premium deficiency reserve is established in current operations to the extent that the sum of expected future costs, claim adjustment expenses, and maintenance costs exceed related future premiums under contracts without consideration of investment income. For purposes of determining premium deficiencies, contracts are grouped in a manner consistent with the method of acquiring, servicing, and measuring the profitability of such contracts. Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as operating losses under these contracts are charged to the liability previously established.

Part D Subsidies

We also receive advance payments each month from CMS related to Catastrophic Reinsurance, Coverage Gap Discount, and the Low-Income Member Cost Sharing Subsidy (“Subsidies”). Reinsurance subsidies represent funding from CMS for our portion of prescription drug costs, which exceed the member’s out-of-pocket threshold or the catastrophic coverage level. Low-income cost subsidies represent funding from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Additionally, the Health Care Reform Law mandates consumer discounts of 75% on brand-name prescription drugs for Part D plan participants in the coverage gap. The majority of the discounts are funded by the pharmaceutical manufacturers, while we fund a smaller portion and administer the application of the total discount. These Subsidies represent cost reimbursements under the Medicare Part D program and are recorded as deposits.

These Subsidies received in excess of, or less than, actual subsidized benefits paid are refundable to or recoverable from CMS through an annual reconciliation process following the end of the contract year.

Shared Risk Reserve Arrangements

We established a fund (also referred to as “a pool”) for risk and profit-sharing with various independent physician associations (“IPAs”). The pool enables us and our IPAs to share in the financial responsibility and/or upside associated with providing covered medical expenses to our members. The risk pool is based on a contractually agreed upon medical budget, typically based upon a percentage of revenue. If actual medical expenses are less than the budgeted amount, this results in a surplus. Conversely, if actual medical expenses are greater than the budgeted amount, this results in a deficit. We will distribute the surplus, or a portion thereof, to each IPA based upon contractual terms. Deficits are charged to shared risk providers’ risk pool as per the contractual term and evaluated for collectability at each reporting period.

We record risk-sharing receivables and payables on a gross basis on the condensed consolidated balance sheet. Throughout the year, we evaluate expected losses on risk-sharing receivables and record the resulting expected losses to the reserve. We systematically build and release reserves based on adequacy and its assessment of expected losses on a monthly basis. Credit loss associated with risk share deficit receivables are recorded within medical expense in the condensed consolidated statements of operations. As of March 31, 2021 and December 31, 2020, we recorded a valuation allowance for substantially all of the risk-sharing receivable balance due to collection risk related to the balance. The risk-sharing payable is included within medical expenses payable on the condensed consolidated balance sheet.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits and restricted investments with financial institutions. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits. At March 31, 2021 and December 31, 2020, there was $525,983 and $205,882, respectively in excess of FDIC-insured limits.

Industry Tax

Section 9010 of the Patient Protection and Affordable Care Act imposes an annual, nondeductible insurance industry tax (“Industry Tax”), which is levied proportionately across the insurance industry for risk-based products. The Industry Tax was estimated based on a ratio of our net premiums written compared to the US Health insurance total net premiums. The Industry Tax was $3,343 for the three months ended March 31, 2020 and was reported as selling, general and administrative expenses. The Industry Tax has been repealed for calendar years beginning after December 31, 2020.

Equity-Based Compensation

Equity-based compensation expense is measured and recognized based on the grant date fair value of the awards. The grant date fair value of stock options is estimated using the Black-Scholes option pricing model. The grant date fair value of Restricted Stock Units (“RSUs”) and Restricted Stock Awards (“RSAs”) is estimated based on the fair value of our underlying common stock.

The Black-Scholes option pricing model requires the use of highly subjective assumptions, including the award’s expected term, the fair value of the underlying common stock, the expected volatility of the price of the common stock, risk-free interest rates, and the expected dividend yield of the common stock. The assumptions used to determine the fair value of the stock-based awards are management’s best estimates and involve inherent uncertainties and the application of judgment. The expected term represents the period the stock-based awards are expected to be outstanding. As we do not have sufficient historical experience for determining the expected term of the stock option awards granted, it was on the simplified method available under U.S. GAAP. As we do not have trading history, volatility assumptions were developed using the historical volatilities of a set of peer companies, adjusted for debt-equity leverage. Equity-based compensation expense for awards with service-based vesting only is recognized on a straight-line basis over the requisite service period of the awards, which is generally four years. We account for forfeitures as they occur.

Additionally, prior to the IPO, the Parent had granted its Class B and Class C units to certain of our executives and board members ("Incentive Units") and had also approved the Company’s Stock Appreciation Rights (“SARs”) Plan. Upon the IPO, SARs were modified and concurrently were, partially settled in cash and partially settled with issuance of common stock, a portion of which is restricted as discussed in Note 10 below.

During March of 2021, we also amended certain of our contracts with third-party business partners and agreed to issue shares of common stock at the IPO price, in consideration for the discharge of certain contingent payment obligations under such agreements ("Stock Payment") as discussed in Note 10.

Equity-based compensation is recorded within selling, general and administrative expense, and medical expenses based on the function of the applicable employee and non-employee.

Net Loss per Share

The numerator for basic net loss per share is calculated as the net loss for the three months ended March 31, 2021 and 2020, respectively. The denominator for basic net loss per share is determined as the weighted-average number of unrestricted common shares outstanding during the period ended March 31, 2021 and 2020, respectively.

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Numerator:
Net loss attributable to common stockholders	$(56,874)	$(10,072)
Denominator:
Total weighted-average common shares outstanding - basic and diluted	165,611,120	152,916,985
Less: Restricted shares of common stock	11,179,093	12,152,789
Total weighted-average common shares outstanding, net of restricted shares of common stock - basic and diluted	154,432,027	140,764,196
Net loss per share:
Net loss per share - basic and diluted	$(0.37)	$(0.07)

Basic net loss per share is the same as diluted net loss per share as the inclusion of all potentially dilutive shares would have been anti-dilutive.

In addition to the restricted shares of common stock, we also excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the three months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Stock options	11,123,391	—
Restricted stock units	1,517,000	—
Total	12,640,391	—

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

As described in “Recent Accounting Pronouncements Adopted” and “Recent Accounting Pronouncements Not Yet Adopted” below, we early adopted certain accounting standards, as the JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. We expect to use the extended transition period for any other new or revised accounting standards during the period in which it remains an emerging growth company.

Recent Accounting Pronouncements Adopted

On January 2021, we early adopted Accounting Standards Update (“ASU”) No. 2017-04, Simplifying the Test for Goodwill Impairment. This ASU eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. A goodwill impairment charge would be recognized if the carrying amount of a reporting unit exceeds the estimated fair value of the reporting unit. This guidance did not have a material impact to our condensed consolidated financial statements.

On January1, 2021, we adopted ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities, which provides clarification on determining whether a decision-making fee is a variable interest. This ASU requires reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety. This guidance did not have a material impact to our condensed consolidated financial statements.

On January1, 2021, we adopted ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalization implementation costs incurred in a hosting arrangement that is a service contract with the requirement for capitalizing implementation costs incurred to develop or obtain internal-use software. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement. New disclosures are required. This guidance did not have a material impact to our condensed consolidated financial statements.

3. Fair Value

US Treasury bills and certificate of deposits are reported at amortized costs which is equivalent to fair value. The following tables present the carrying value and fair value of these financial instruments as of March 31, 2021 and December 31, 2020:

	March 31, 2021
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
US Treasury bills	$325	$—	$325	$—
Certificate of deposits	1,116	—	1,116	—
Total	$1,441	$—	$1,441	$—

	December 31, 2020
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
US Treasury bills	$325	$—	$325	$—
Certificate of deposits	1,115	—	1,115	—
Total	$1,440	$—	$1,440	$—

The carrying value of long-term debt represents the outstanding balance, net of unamortized debt issuance costs. As of March 31, 2021, the carrying value and fair value of our long-term debt was $145,734 and $150,754, respectively. As of December 31, 2020 the carrying value and fair value of our long-term debt was $144,168 and $149,965, respectively.

The fair value of our long-term debt is classified as a Level 3 financial instrument because certain inputs used to determine its fair value are not observable. The fair value was estimated using a discounted cash flow (“DCF”) methodology. The discount rate used in the DCF model was estimated based on a synthetic credit rating analysis for us, and a screening of market data to identify market yields of instruments within the range of identified credit ratings and with otherwise similar features.

Our nonfinancial assets and liabilities, which include goodwill, intangible assets, property, and equipment, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess these assets for impairment. No such impairment resulted during the three months ended March 31, 2021 and 2020.

4. Accounts Receivable

Accounts receivable consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Government receivables	$18,828	$10,392
Pharmacy rebates	28,512	25,888
Other receivables	2,126	3,860
Total accounts receivable	49,466	40,140
Allowance for credit losses	(8)	—
Accounts receivable, net	$49,458	$40,140

The allowance for expected credit losses for accounts receivable is based primarily on past collections experience relative to the length of time receivables are past due. However, when available evidence reasonably supports an assumption that future economic conditions will differ from current and historical payment collections, an adjustment is reflected in the allowance for expected credit losses. We record pharmacy rebates and other receivables based on contractual terms and expected collections and our estimation process for contractual allowances for such balances generally results in an allowance for balances outstanding greater than 90 days or if expected credit risks are known.

Receivables and any associated allowance are written off only when all collection attempts have failed and such amounts are determined unrecoverable. We regularly review the adequacy of these allowances based on a variety of factors, including age of the outstanding receivable and collection history. When circumstances related to specific collection patterns change, estimates of the recoverability of receivables are adjusted. Because substantially all of our receivable amounts are readily determinable and a large portion of our creditors are governmental authorities, our allowance for credit losses is insignificant.

We recorded credit loss related to accounts receivable of $8 and $10 during the three months ended March 31, 2021 and 2020, respectively. The amount was recorded in selling general, and administrative expense in the condensed consolidated statements of operations.

5. Property and Equipment

Property and equipment consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Computers and equipment	$8,608	$8,309
Office equipment and furniture	4,380	4,363
Software	84,168	79,204
Leasehold improvements	6,116	6,083
Construction in progress	1,500	1,893
Subtotal	104,772	99,852
Less accumulated depreciation	(76,369)	(72,707)
Property and equipment-net	$28,403	$27,145

Depreciation expense for the three months ended March 31, 2021, was $3,707, of which $52 was included in medical expenses. Depreciation expense for the three months ended March 31, 2020, was $3,588, of which $105 was included in medical expenses.

6. Goodwill and Intangible Assets

Intangible assets consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$29,303	$—	$29,303	—
License (indefinite lived)	4,500	—	4,500	—
Plan member relationships	2,700	2,103	597	9 years
Other	633	470	163	2 - 10 years
	$37,136	$2,573	$34,563

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$29,303	$—	$29,303	—
License (indefinite lived)	4,500	—	4,500	—
Plan member relationships	2,700	2,034	666	9 years
Other	633	457	176	2 - 10 years
	$37,136	$2,491	$34,645

Amortization expense relating to intangible assets for the three months ended March 31, 2021 and 2020, was $82. Estimated amortization expense relating to intangible assets for each of the next five years ending December 31, is as follows:

Remainder of 2021	$245
2022	327
2023	166
2024	22
Thereafter	—
$760

There were no impairment charges related to goodwill and intangible assets for the three months ended March 31, 2021 and 2020.

7. Medical Expenses Payable

The following table is a detail of medical expenses payable at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Claims incurred but not paid	$81,337	$82,391
Capitation payable, risk-sharing payable, and other	47,336	30,214
	$128,673	$112,605

Each period, we re-examine previously established outstanding claims reserve estimates based on actual claims submissions and other changes in facts and circumstances. As more complete claim information becomes available, we adjust the amount of the estimates and include the changes in estimates in claim costs in the period in which the change is identified. Substantially, all of the total claims paid by us are known and settled within the first year from the date of service, and substantially, all remaining claim amounts are paid within a three-year period.

The following table presents components of the change in medical expenses payable as of March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Claims incurred but not paid - beginning balance	$82,391	$83,939
Incurred related to:
Current year	83,223	70,693
Prior years	(3,745)	(7,078)
Total incurred, net of reinsurance	79,478	63,615
Payments related to:
Current year	22,746	25,825
Prior years	57,786	49,547
Total payments, net of reinsurance	80,532	75,372
Claims incurred but not paid - ending balance	81,337	72,182
Other medical expenses payable	47,336	28,447
Total medical expenses payable	$128,673	$100,629

In March 2020, the COVID-19 outbreak was declared a pandemic. The COVID-19 virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of the seniors we serve. For the three months ended March 31, 2021, we experienced higher claims costs due to COVID-19 related inpatient admissions in the first half of the quarter. The ultimate impact of COVID-19 to us and our financial condition is presently unknown and we continue to monitor the impact of COVID-19 on our claims reserve estimate.

We re-examine previously established outstanding claims reserve estimates based on actual claims submissions and other changes in facts and circumstances. We recognized an unfavorable prior year development, excluding provision for adverse deviation, of $400 in the three months ended March 31, 2021.

8. Long-Term Debt

Long-term debt is recorded at carrying value in the consolidated balance sheets. The carrying value of long-term debt outstanding, net of unamortized debt issuance costs, consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Long-term debt	$150,931	$149,915
Less unamortized debt issuance costs	(5,197)	(5,747)
Long-term debt-net of amortization	145,734	144,168
Less current portion of long-term debt	—	—
Long-term debt - net of current portion	$145,734	$144,168

As of March 31, 2021, the total long-term debt balance of $150,931 included the principal balance of $135,000, the initial commitment fee of $6,750, and the payment-in-kind interest on the principal balance of $9,035. The payment-in-kind interest on the principal balance is also subject to the commitment fee which was $146 as of March 31, 2021. This amount was also included in the long-term debt balance.

The term loan matures in June 2023, at which time the full balance of the term loan, including the commitment fee and the payment-in-kind balance, will be due.

In addition, the term loan includes financial covenants regarding the maintenance of minimum liquidity of $6,000 of operating cash, as defined, on a consolidated basis, at least $10,000 in its cash accounts on a daily basis and minimum consolidated revenue amounts. The term loan also contains certain nonfinancial covenants. As of March 31, 2021 and December 31, 2020, we were in compliance with all financial and nonfinancial covenants.

The term loan was entered into by our wholly owned subsidiary and is also guaranteed by certain of our wholly owned subsidiaries and collateralized by all unrestricted assets of our subsidiaries.

9. Income Taxes

There was no income tax expense for the three months ended March 31, 2021 and 2020.

We have cumulative NOLs as of March 31, 2021 and December 31, 2020. Given the history of losses, and after consideration for the risk associated with estimates of future taxable income, we established a full valuation allowance against net deferred tax assets at March 31, 2021 and December 31, 2020. As a result of the Tax Cuts and Jobs Act (“TCJA”), the federal NOLs generated in 2018 through 2020 will be carried forward indefinitely and are limited to an 80% deduction of taxable income. The 80% limitation is not applicable to NOLs generated before 2018. An exception to the TCJA federal NOL modification applies to nonlife insurance companies (e.g., Alignment Health Plan Inc.). Alignment Health Plan Inc.’s NOL treatment is the same as those NOLs generated in tax years 2017 and prior.

Additionally, an “ownership change” as defined under Section 382 of the Internal Revenue Code, could potentially limit the ability to utilize certain tax attributes including the Company’s substantial NOLs.  Ownership change is generally defined as any significant change in ownership of more than 50% of its stock over a three-year testing period.  If, as a result of current or future transactions involving our common stock, we undergo cumulative ownership changes which exceed 50% over the testing period, our ability to utilize our NOL carryforwards would be subject to additional limitations under IRC Section 382.  We continue to monitor changes in ownership with respect to these income tax provisions.

10. Equity-Based Compensation

2021 Equity Incentive Plan

In connection with the IPO, on March 25, 2021, our Board of Directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, employees, consultants and directors of our company and our affiliates that perform services for us are eligible to receive awards. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights, restricted shares, performance awards, other share-based awards (including restricted stock units) and other cash-based awards. ISOs may be granted only to employees, including officers. All other awards may be granted to employees, including officers, non-employee directors and consultants. The maximum number of shares available for issuance under the 2021 Plan may not exceed 20,744,444 shares (subject to a discretionary annual increase of up to 4% effective as of January 1 of each year for 10 years).

IPO-Equity Awards

Stock options

Stock options generally vest 25% annually over four years and generally expire 10 years from the date of the grant. The 2021 Plan provides that stock option grants will be made at no less than the estimated fair value of common stock at the date of the grant.

 The following is a summary of the stock option transactions as of and for the period ended March 31, 2021:

Stock Options Outstanding
(amounts in thousands, except shares and per share amount)	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2020	—	$—	—	$—
Options granted	11,123,391	18.00	—	—
Options exercised	—	—	—	—
Options forfeited / expired	—	—	—	—
Balances as of March 31, 2021	11,123,391	$18.00	9.99	$43,715
Vested	—	$—	—	$—
Exercisable as of March 31, 2021	—	$—	—	$—

Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of our common stock. The aggregate intrinsic value of options exercised for three months ended March 31, 2021 and 2020 were both $0. The fair value of options granted during three months ended March 31, 2021 and 2020 was $83,982 and $0, respectively.

 The weighted-average assumptions used to determine the fair value of stock options granted during the periods presented were as follows:

	Three Months Ended March 31,
	2021	2020
Expected term (in years)(1)	6.25 years	N/A
Expected volatility(2)	41.7%	N/A
Risk-free interest rate(3)	1.1%	N/A
Dividend yield(4)	0.0%	N/A

(1)
An estimated expected life of 6.25 years before exercise was used for new options granted post-IPO, based on the midpoint of the vesting date and the full contractual term (known as the simplified method), as these were newly granted options. We do not have sufficient history of exercise for similar awards.
(2)
The expected volatility for new options granted post-IPO was estimated based on the historical daily price changes of our peer companies’ common stock over the most recent period equal to the expected term of the option, adjusted for debt-equity leverage.
(3)
The risk-free interest rate for period equal to the expected term of the option was based on the rate of treasury securities with the same term as the option as of the grant date.
(4)
An expected dividend yield of 0% was used because we have not historically paid dividends.

Restricted Stock Awards

New restricted stock awards ("RSAs") granted generally vest 25% annually over four years. RSAs converted from Pre-IPO awards generally vest on the later of the fourth anniversary of the original vesting commencement date or 50% annually on the first and second anniversary of the IPO (see “Pre-IPO Equity” and "Modifications" sections below for details).

 The following is a summary of RSA transactions for the three months ended March 31, 2021:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2020	—	$—
Converted	10,348,789	7.85
Granted	214,669	18.00
Vested	—	—
Unvested and outstanding as of March 31, 2021	10,563,458	$8.05

Restricted Stock Units

Restricted stock units ("RSU") generally vest 25% annually over four years.

The following is a summary of RSU transactions for the three months ended March 31, 2021:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2020	—	$—
Granted	1,517,000	18.00
Vested	—	—
Unvested and outstanding as of March 31, 2021	1,517,000	$18.00

Non-Employee Awards

During the quarter ended March 31, 2021, total payment of $10,328 under the Company’s Stock Payment arrangement, as discussed in Note 2, was settled upon our successful IPO in 573,782 shares of our common stock at $18 per share with 214,669 of such common stock restricted and vesting over of a performance period of four years.  The unrecognized stock compensation related to these RSAs of $3,848 will be recognized on a straight line basis over the performance period of the award.

Pre-IPO equity

Our Parent issued Incentive Units to certain employees, board members, and advisors, which were profits interests issued in Class B and Class C units. As of the IPO, only the time-vesting portion of Class B Incentive Units were fully vested.

In 2014, Alignment Healthcare Holdings, LLC’s Board of Directors adopted a Stock Appreciation Rights Plan (“SARs Plan”), under which Alignment Healthcare Holdings, LLC had granted awards in the form of SARs to employees, officers, directors, consultants, and other service providers of the Company.

Stock Appreciation Rights

80% of each SAR award vests 25% annually over four years and only becomes payable to the extent vested upon a qualified change in control (“Time-vesting SARs”), while the remaining 20% vests concurrent to the change in control  (“Performance-vesting SARs”). The IPO was not considered a change in control under the original terms of the SARs. We have the option to settle SARs in either cash or equity upon an IPO.

In conjunction with the IPO, on March 24, 2021, the Company modified the Performance-vesting SARs to be converted into RSAs which vest 50% annually on each of the first and second anniversaries of the IPO. Vested Time-vesting SARs were settled approximately 50% in cash and 50% in common stock. The conversion of SARs resulted in the issuance of 300,489 RSAs.

The following table is a summary of SARs transactions for the three months ended March 31, 2021:

SARs
Balance as of December 31, 2020	179,925
Granted	—
Canceled	(11,800)
Cash settlement or converted into common stock	(168,125)
Unvested and outstanding as of March 31, 2021	—

Incentive Units

A portion of Incentive Units vest annually over four years (“Time-vesting Incentive Units”) and the remaining Incentive Units vest upon a change in control (“Performance-vesting Incentives Units”). The IPO was not considered a change in control under the original terms of the Incentive Units.

The following table summarizes the equity-based awards activity as if the Series B and C Incentive Units were converted to RSA and common stock at the earliest period presented:

Equivalent Shares of RSA and Common Stock
Balance as of December 31, 2019	22,185,514
Granted	—
Canceled	(324,330)
Redeemed	—
Balance as of March 31, 2020	21,861,184

Equivalent Shares of RSA and Common Stock
Balance as of December 31, 2020	23,882,595
Granted	—
Canceled	—
Redeemed	(231,313)
Converted into common stock	(13,602,982)
Converted into unvested RSAs	(10,048,300)
Balance as of March 31, 2021	—

The following table summarizes unvested equity-based awards activity as if the Series B and C Incentive Units were converted to restricted common stock at the earliest period presented:

Equivalent Shares of Restricted Common Stock
Balance as of December 31, 2019	12,856,273
Granted	—
Vested	(1,988,819)
Balance as of March 31, 2020	10,867,454

Equivalent Shares of Restricted Common Stock
Balance as of December 31, 2020	11,805,828
Granted	—
Vested	(1,757,528)
Converted into unvested RSAs	(10,048,300)
Balance as of March 31, 2021	—

Modifications

In conjunction with the Reorganization, the conversion of the Incentive Units into our RSAs was made pursuant to antidilution provisions of the original awards which required the award holders to be kept whole. As a result, there was no incremental compensation cost associated with the conversion.

In conjunction with the IPO, the Company modified the Time-vesting Incentive Units to be converted into RSAs and subject to the same time-vesting conditions upon the IPO, and modified the Performance-vesting SARs and Performance-vesting Incentive Units to be converted into RSAs which vest upon the later of the fourth anniversary of the original vesting commencement date or 50% annually on the first and second anniversary of the IPO.

Historically, no equity-based compensation expense was recognized for the SARs or Performance-vesting Incentive Units as the change in control was not probable.

As a result of the conversion and modification, we determined that the RSAs converted from the Performance-vesting SARs and the Performance-vesting Incentive Units should be remeasured as of the date of the modification (March 25, 2021).

The RSAs converted from the SARs were previously classified as liabilities and subject to remeasurement at fair value each reporting period.  After the modification the converted RSAs were classified as equity, and were measured using the IPO stock price which will be recognized over the remaining modified vesting periods.

Equity-Based Compensation Expense

We recognized equity-based compensation expense as follows:

	Three Months Ended March 31,
(amounts in thousands)	2021	2020
Cash settlement of SARs	$11,399	$—
Modification charge from performance-based Incentive Units and SARs	921	—
Other	19,467	326
Total equity-based compensation expense	$31,787	$326

Total equity-based compensation was presented on the statement of operations as follows:

	Three Months Ended March 31,
(amounts in thousands)	2021	2020
Selling, general and administrative expenses	$25,221	$326
Medical expenses	6,566	—
Total equity-based compensation expense	$31,787	$326

As of March 31, 2021, there was $198,304 in unrecognized compensation expense related to all non-vested awards (RSAs, options and RSUs) that will be recognized over the weighted-average period of 3.17 years.

11. Regulatory Requirements and Restricted Funds

Our health plans or risk-bearing entities are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which it operates.

Risk-Based Capital Regulatory

The National Association of Insurance Commissioners has adopted rules, which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (“RBC”) rules, which may vary from state to state. Certain states in which our health plans or risk bearing entities operate in have adopted the RBC rules. Our health plans or risk-bearing entities were in compliance with the minimum capital requirements for all periods presented.

Tangible Net Equity

Our health plan in California is required to comply with the tangible net equity (“TNE”) requirements. The required amount is the larger of: (1) $1,000; (2) 2% of the first $150,000 of annualized premium revenue, plus 1% of annualized premium revenue in excess of $150,000; or (3) 8% of the first $150,000 of annualized health care expenditures, except for those paid on a capitated or managed hospital payment basis, plus 4% of the annualized health care expenditures in excess of $150,000, except those paid on a capitated or managed hospital payment basis, plus 4% of annualized hospital expenditures paid on a managed hospital payment basis. We were in compliance with the TNE requirement at for all periods presented.

We have the ability to provide additional capital to each of our health plans or risk-bearing entities when necessary to ensure that the RBC and TNE requirements are met.

Certain states regulate the payment of dividends, loans, or other cash transfers from our regulated subsidiaries to our non-regulated subsidiaries and parent company. Such payments may require approval by state regulatory authorities and are limited based on certain financial criteria, such as the entity’s level of statutory income and statutory capital and surplus, or the entity’s level of tangible net equity or net worth, amongst other measures. These regulations vary by state. We were in compliance with the RBC and TNE requirements as of March 31, 2021 and December 31, 2020.

Restricted Assets

Pursuant to the regulations governing our subsidiaries, we maintain certain deposits required by the government authorities in the form of certificate of deposits and Treasury bills as protection in the event of insolvency. The use of funds from these investments is limited as required by regulation in the various states in which we operate, or as needed in the event of insolvency. Therefore, these deposits are reported within restricted and other assets on the consolidated balance sheet.

We hold these assets until maturity, at which time these assets will renew or are invested in a similar type of investment instrument. As a result, we do not expect the value of these investments to decline significantly due to a sudden change in market interest rates. These investments are carried at amortized cost, which approximates fair value.

12. Commitments and Contingencies

Legal Proceedings

We record a liability and accrue the costs for a loss when an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. In some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal and regulatory proceedings. While the liability and accrued costs reflect our best estimate, the actual amounts may materially be different.

We may be involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate resolution of legal proceedings is not expected to have a material adverse effect on the consolidated financial statements. Amounts accrued for legal proceedings were not material as of March 31, 2021 and December 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statement and the accompanying notes as well as “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our prospectus, dated March 25, 2021 (File No. 333-253824) (the “IPO Prospectus”) as well as our unaudited consolidated financial statements and related notes presented herein in Part I, Item 1 included elsewhere in this Quarterly Report. Unless the context otherwise indicates or requires, the terms “we”, “our” and the “Company” as used herein refer to Alignment Healthcare, Inc. and its consolidated subsidiaries, including Alignment Healthcare Holdings, LLC, which is Alignment Healthcare, Inc.’s predecessor for financial reporting purposes.

In addition to historical data, the discussion contains forward-looking statements about the business, operations and financial performance of the Company based on our current expectations that involves risks, uncertainties and assumptions. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed above in "Forward-Looking Statements,," and Part II, Item 1A, "Risk Factors.”

Overview

Alignment is a next generation, consumer-centric platform that is revolutionizing the healthcare experience for seniors. We deliver this experience through our Medicare Advantage plans, which are customized to meet the needs of a diverse array of seniors. Our innovative model of consumer-centric healthcare is purpose-built to provide seniors with care as it should be: high quality, low cost and accompanied by a vastly improved consumer experience. We combine a proprietary technology platform and a high-touch clinical model that enhances our members’ lifestyles and health outcomes while simultaneously controlling costs, which allows us to reinvest savings back into our platform and products to directly benefit the senior consumer. We have grown Health Plan Membership, which we define as members enrolled in our HMO and PPO contracts, from approximately 13,000 at inception to over 83,000 today, representing a 32% compound annual growth rate across 22 markets and 3 states. Our ultimate goal is to bring this differentiated, advocacy-driven healthcare experience to millions of senior consumers in the United States and to become the most trusted senior healthcare brand in the country.

Our model is based on a flywheel concept, referred to as our “virtuous cycle”, which is designed to delight our senior consumers. We start by listening to and engaging with our seniors in order to provide a superior experience in both their healthcare and daily living needs. Through our proprietary technology platform, Alignment's Virtual Application ("AVA"), we utilize data and predictive algorithms that are specifically designed to ensure personalized care is delivered to each member. When our information-enabled care model is combined with our member engagement, we are able to improve healthcare outcomes by, for example, reducing unnecessary hospital admissions, which in turn lowers overall costs. Our ability to manage healthcare expenditures while maintaining quality and member satisfaction is a distinct and sustainable competitive advantage. Our lower total healthcare expenditures allow us to reinvest our savings into richer coverage and benefits, which propels our growth in revenue and membership due to the enhanced consumer value proposition. As we grow, we continue to listen to and incorporate member feedback, and we are able to further enhance benefits and produce strong clinical outcomes. Our virtuous cycle, based on the principle of doing well by doing good, is highly repeatable and a core tenet of our ability to continue to expand in existing and new markets in the future.

Recent Developments

On March 25, 2021, the Company’s Registration Statement on Form S-1 for the initial public offering of 27,200,000 shares of common stock was declared effective by the Securities and Exchange Commission. The Company’s common stock began trading on March 26, 2021 on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol “ALHC.”

The IPO closed on March 30, 2021, with the Company selling 21,700,000 shares of common stock and certain selling stockholders selling 5,500,000 shares of common stock, in each case at a price to the public of $18.00 per share. On Tuesday, April 6, 2021, pursuant to a partial exercise of the underwriters’ over-allotment option, certain selling stockholders sold an additional 3,314,216 shares of common stock at the IPO price. In the aggregate, the IPO generated approximately $361.6 million in net proceeds for the Company, which amount is net of approximately $24.4 million in underwriters’ discounts and commissions and offering costs of approximately $4.6 million. We expect to use the net proceeds from the IPO for working capital and general corporate purposes, including continued investments in the growth of our business, and strengthening our balance sheet by potentially repaying debt. We may also use a portion of our net proceeds to acquire or invest in complementary businesses, products, services or technologies

See further discussion related to the IPO as described in Note 1, Organization, to Alignment Healthcare, Inc.'s consolidated financial statements.

Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future will be, driven by our ability to:

•
Capitalize on Our Existing Market Growth Opportunity: Our ability to attract and retain members to grow in our existing markets depends on our ability to offer a superior value proposition. We have proven that we can compete against, and take market share from, large established players in highly competitive markets. According to CMS data, in our California markets, we were one of the top two Medicare Advantage Organizations in terms of HMO net membership growth between January 2016 and January 2021.  Furthermore, there are over 2.8 million Medicare-eligible individuals enrolled in Medicare Advantage plans in our existing 22 counties, of which our ~83,000 Health Plan Members represents only 3% market share. We believe that there are still significant opportunities for future growth even in our most mature markets where we have a 10-20% market share. Additionally, we are evaluating other opportunities to leverage our historical investments in our technology platform and our comprehensive clinical model across our existing and potentially new geographies.  As an example, we recently entered into CMS Innovation Center’s Direct Contracting program, which allows us to partner directly with physicians to help manage their Medicare FFS patient populations and participate in the upside and downside risk associated with managing the health of such patients. As of April 1, 2021, we have ~5,800 members in our DCE arrangement with our clinician partners in North Carolina.  While still early, we believe this DCE partnership is indicative of the value we can potentially deliver to a broader set of seniors in traditional Medicare over time.
•
Drive Growth and Consistent Outcomes Through New Market Expansion: We enter new markets with the goal of building brand awareness across our key stakeholders to achieve meaningful market share over time. We intend to focus on markets with significant senior populations where we expect to be able to replicate our model most effectively. Our analytical framework for selecting new markets to enter evaluates a number of factors, including: the presence of aligned provider partners, our ability to compete effectively based on the richness of our products, and our ability to build and deploy local market care delivery teams efficiently. Our willingness to make growth investments is underpinned by our proven success in a diverse array of markets across our existing geographic footprint. Enabled by AVA, we have been successful in rural, urban and suburban markets, as well as markets with varying degrees of provider and health system competition and control. Our existing markets also feature a diverse array of membership profiles across ethnicities, income levels and acuity. Over the last two years, we have expanded into six to seven new markets per year.
•
Provide Superior Service, Care and Consumer Satisfaction: We are highly focused on providing superior service and care to our members and on maintaining high levels of consumer satisfaction, which are key to our financial performance and growth. The CMS Five Star Quality Rating System provides economic incentives to Medicare Advantage plans that achieve higher star ratings by (i) meeting certain care criteria (such as completing particular preventative screening procedures or ensuring proper follow-up care is provided for specific conditions or episodes) and (ii) receiving high member satisfaction ratings. These incentives impact financial performance in the year following the CMS Rating Year (for example, CMS’ announcement of the 2021 Ratings occurred in the second half of 2020, and will impact our financial performance in 2022). For CMS Rating Years 2018-2021, over 99% of our California members have been in a CMS contract achieving at least a 4 Star overall rating (the remaining members were in a CMS contract that had too few members to be measured). This is important to our financial performance, as (i) earning a 4 Star rating generally allows us to receive a 5% bonus to our revenue benchmark rate in our bids (subject to certain county-level adjustments), and (ii) a 4.5 Star rating allows us to retain a larger portion of the savings our model creates relative to our benchmark by increasing our rebate percentage from 65% to 70% of savings, both of which allow us to offer richer coverage and supplemental benefits. Our Medicare Advantage plans in California currently have a 4 Star rating, and our plans in Nevada and North Carolina do not yet have independent Star ratings due to our limited operating history in those markets. As a result, payments in Nevada and North Carolina are expected to be based on our Star rating in California for the next several years.
•
Effectively Manage the Quality of Care to Improve Member Outcomes: Our care delivery model is based on a clinical continuum through which we have created a highly personalized experience that is unique to each member depending on their personal health and circumstances. Utilizing data and predictive analytics generated by AVA, our clinical continuum separates seniors into four categories in order to provide optimized care for every stage of a senior’s life: Healthy, Healthy Utilizer, Pre-Chronic and Chronic. We partner with our broader network of community providers to service members in our non-chronic categories, and we have developed a Care Anywhere program implemented by our internal clinical teams to care for our higher risk and/or chronically ill members. By investing in our members’ care proactively, our model has consistently reduced unnecessary and costly care while improving the quality of our members’ lifestyle and healthcare experience. By delivering superior care and preventing avoidable utilization of the healthcare system, we are able to reduce our claims expenditures in some of our largest medical expense categories, which translates to superior MBR financial performance and ultimately the ability to offer richer products in the market.

•
Achieve Superior Unit Economics: As our senior population ages their healthcare needs become more frequent and complex. To combat the healthcare cost increases that typically result, we proactively look to (i) connect with our population early in their enrollment with Alignment to assess their care needs, (ii) develop care plans and engage those members with more chronic, complex health challenges in our clinical model, and (iii) continue to monitor and evaluate our healthier members in a preventative fashion over time. Given the Medicare Advantage payment mechanism and the retention of the vast majority of our members who continue to choose Alignment after their initial selection year, we are able to focus our efforts on driving favorable long-term health outcomes for our entire population. As a result, our clinical model efforts have demonstrated the ability to lower the MBRs of our returning members by managing the financial risk of our members as they age, which allows us to continue to deliver a richer product to the marketplace. With this dynamic in mind, our consolidated MBR may be impacted year-to-year based on our pace of new member growth and mix of members by cohort. However, we believe our ability to sustain MBR performance improvement over time positions us well to invest in new member growth to drive long-term financial performance.
•
Investments in our Platform and Growth: We plan to continue to invest in our business in order to further develop our AVA platform, pursue new expansion opportunities and create innovative product offerings. In addition, in order to maintain a differentiated value proposition for our members, we continue to invest in innovative product offerings and supplementary benefits to meet the evolving needs of the senior consumer. We anticipate further investments in our business as we expand into new markets and pursue strategic acquisitions, which we expect will primarily be focused on healthcare delivery groups in key geographies, standalone and provider-sponsored Medicare Advantage plans and other complementary risk bearing assets.
•
Seasonality to our Business: Our operational and financial results will experience some variability depending upon the time of year in which they are measured. We experience the largest portion of member growth during the first quarter, when plan enrollment selections made during AEP from October 15th through December 7th of the prior year take effect. As a result, we expect to see a majority of our member growth occur January 1 of a given calendar year. As the year progresses, our per-member revenue often declines as new members join us, typically with less complete or accurate documentation (and therefore lower risk-adjustment scores), and senior mortality disproportionately impacts our higher-acuity (and therefore greater revenue) members. Medical costs will vary seasonally depending on a number of factors, but most significantly the weather. Certain illnesses, such as the influenza virus, are far more prevalent during colder months of the year, which will result in an increase in medical expenses during these time periods. We therefore expect to see higher levels of per-member medical costs in the first and fourth quarters. The design of our prescription drug coverage (Medicare Part D) results in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period, which begins annually on January 1 for renewals. These plan designs generally result in us sharing a greater portion of the responsibility for total prescription drug costs in the early stages of the year and less in the latter stages, which typically results in a higher MBR on our Part D program in the first half of the year relative to the second half of the year. In addition, we expect our corporate, general and administrative expenses to increase in absolute dollars for the foreseeable future to support our growth and because of additional costs of being a public company. Due to the timing of many of these investments, including our primary sales and marketing season, we typically incur a greater level of investment in the second half of the year relative to the first half of the year.

Executive Summary

The following table presents key financial statistics for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
(dollars in '000's, except percentages)	2021	2020	% Change
Health Plan Membership	83,100	62,900	32.1%
Medical Benefits Ratio	91.5%	86.0%	6.4%
Revenues	$267,082	$224,633	18.9%
Loss from Operations	$(52,664)	$(5,115)	N/M
Net loss	$(56,874)	$(10,072)	N/M
Adjusted EBITDA(1)	$(14,042)	$(1,916)	N/M
Adjusted Gross Profit (1)	$22,605	$31,342	-27.9%

(1)
See “Adjusted EBITDA” and "Adjusted Gross Profit" below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures

Health Plan Membership

We define Health Plan Membership as the number of members enrolled in our HMO and PPO contracts as of the end of a reporting period. We believe this is an important metric to assess growth of our underlying business, which is indicative of our ability to consistently offer a superior value proposition to seniors. This metric excludes third party payor members with respect to which we are at-risk for managing their healthcare expenditures, which represented approximately 600 members and 7,400 members as of March 31, 2021 and 2020, respectively.

Adjusted Gross Profit and Medical Benefits Ratio, or MBR

Adjusted gross profit is a non-GAAP financial measure that we define as revenue less medical expenses before depreciation and amortization and equity-based compensation expense. Adjusted Gross Profit is a key measure used by our management and Board to understand and evaluate our operating performance and trends before the impact of our consolidated selling, general and administrative expenses.

Adjusted gross profit is reconciled as follows:

	Three Months Ended March 31,
	2021	2020
(dollars in thousands)
Revenues	$267,082	$224,633
Medical expenses	251,095	193,396
Gross profit	15,987	31,237
Gross profit %	6.0%	13.9%
Add back:
Equity-based compensation (medical expenses)	$6,566	$—
Depreciation	52	105
Total add back	6,618	105
Adjusted gross profit	$22,605	$31,342
Adjusted gross profit %	8.5%	14.0%

We calculate our MBR by dividing total medical expenses excluding depreciation and equity-based compensation by total revenues in a given period. We believe our MBR is an indicator of our gross profit for our Medicare Advantage plans and demonstrates the ability of our clinical model to produce superior outcomes by identifying and providing targeted care to our high-risk members resulting in improved member health and reduced total population medical expenses. We expect that this metric may fluctuate over time due to a variety of factors, including our pace of new member growth given that new members typically join Alignment with higher MBRs, while our model has demonstrated an ability to improve MBR for a given cohort over time.

When we determine, on an annual basis, whether we have satisfied the CMS minimum Medical Loss Ratio (“MLR”) of 85%, adjustments are made to the MBR calculation to include certain additional expenses related to improving the quality of care provided, and to exclude certain taxes and fees, in each case as permitted or required by CMS and applicable regulatory requirements.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) before interest expense, income taxes, depreciation and amortization expense, reorganization and transaction-related expenses and equity-based compensation expense. Adjusted EBITDA is a key measure used by our management and our Board to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operating plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA provides useful measures for period-to-period comparisons of our business. Given our intent to continue to invest in our platform and the scalability of our business in the short to medium-term, we believe Adjusted EBITDA over the long term will be an important indicator of value creation.

Adjusted EBITDA should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA in lieu of net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP.

Our use of the term Adjusted EBITDA may vary from the use of similar terms by other companies in our industry and accordingly may not be comparable to similarly titled measures used by other companies.

Adjusted EBITDA is reconciled as follows:

	Three Months Ended March 31,
	2021	2020
(dollars in thousands)
Net loss	$(56,874)	$(10,072)
Add back:
Interest expense	$4,248	$4,160
Depreciation and amortization	3,789	3,670
EBITDA	(48,837)	(2,242)
Equity-based compensation(1)	31,787	326
Reorganization and transaction-related expenses(2)	3,008	—
Adjusted EBITDA	$(14,042)	$(1,916)

(1)
2021 represents equity-based compensation related to the timing of the IPO, including the previously issued SARs liability awards, modifications related to transaction vesting units, and new grants made in conjunction with the IPO. 2020 represents equity-based compensation related to the Incentive Units.
(2)
Represents legal, professional, accounting and other advisory fees related to the Reorganization and the IPO that are considered non-recurring and non-capitalizable.

Impact of COVID-19 on Our Operations

The severity, magnitude and duration of the current COVID-19 pandemic is uncertain and rapidly changing. As of the date of this Quarterly Report, the extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition remains uncertain. Furthermore, because of our business model, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods.

In response to the COVID-19 pandemic, we took the following actions to ensure the safety of our employees and their families and to address the physical, mental and social health of our members:

•
temporarily closed our corporate offices and enabled most of our corporate work force to work remotely, with certain employees returning on a phased-in basis in the second quarter of 2020;
•
implemented travel restrictions for non-essential business;
•
engaged with our members through virtual Town Hall meetings addressing topics such as the COVID-19 pandemic, fitness at home, staying connected and other social determinants of health;
•
temporarily transitioned to a virtual care delivery model, leveraging our video and telehealth capabilities to facilitate virtual clinical visits for our members and conduct programs such as the Jump Start Assessments through telephone and video;
•
acquired and deployed significantly greater amounts of personal protective equipment (“PPE”) to ensure the safety of our employees and members; and
•
leveraged our internal and external community resources to deliver food to our at-risk members to address food supply issues or challenges; and
•
assisted our members with obtaining access to COVD-19 vaccines through our member engagement channels and, in some cases, our direct clinical resources.

The ultimate impact of the COVID-19 pandemic on our business, results of operations and financial condition will depend on certain developments, including: the duration and spread of the outbreak; government responses to the pandemic; its impact on the health and welfare of our members, our employees and their families; its impact on member, industry, or employee events; delays in hiring and onboarding new employees; and effects on our partners and supply chain, some of which are uncertain, difficult to predict, and not within our control. Further, as a result of the pandemic, we have experienced increased challenges in appropriately documenting members’ underlying conditions, lower RAF scores among new members than we have historically experienced, limitations on our ability to engage in outreach to potential new members, abnormal seasonality in our medical expense and increased operational expenditures.

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2021	2020
(dollars in thousands)
Revenues:
Earned premiums	$267,000	$224,266
Other	82	367
Total revenues	267,082	224,633
Expenses:
Medical expenses	251,095	193,396
Selling, general and administrative expenses	64,914	32,787
Depreciation and amortization	3,737	3,565
Total expenses	319,746	229,748
Loss from operations	(52,664)	(5,115)
Other expenses:
Interest expense	4,248	4,160
Other (income) expenses	(38)	797
Total other expenses	4,210	4,957
Loss before income taxes	(56,874)	(10,072)
Provision for income taxes	—	—
Net loss	$(56,874)	$(10,072)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2021	2020
(% of revenue)
Revenues:
Earned premiums	100%	100%
Other	—	—
Total revenues	100	100
Expenses:
Medical expenses	94	86
Selling. general and administrative expenses	24	15
Depreciation and amortization	1	1
Total expenses	119	102
Loss from operations	(19)	(2)
Other expenses:
Interest expense	2	2
Other (income) expenses	—	—
Total other expenses	2	2
Loss before income taxes	(21)	(4)
Provision for income taxes	—	—
Net loss	(21)%	(4)%

Comparison of the Three-Months Ended March 31, 2021 and 2020

Revenues

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
(dollars in thousands)
Revenues:
Earned premiums	$267,000	$224,266	$42,734	19.1%
Other	82	$367	(285)	(77.7)%
Total revenues	$267,082	$224,633	$42,449	18.9%

Revenues. Revenues were $267.1 million for the quarter ended March 31, 2021, an increase of $42.4 million, or 18.9%, compared to $224.6 million for the quarter ended March 31, 2020. The increase was driven primarily by growth in Alignment’s Health Plan membership in 2021 as compared to 2020 offset by a reduction in capitation revenue from third party payors.

Expenses

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
(dollars in thousands)
Expenses:
Medical expenses	$251,095	$193,396	$57,699	29.8%
Selling, general and administrative expenses	64,914	32,787	32,127	98.0%
Depreciation and amortization	3,737	3,565	172	4.8%
Total expenses	$319,746	$229,748	$89,998	39.2%

Medical Expenses. Medical expenses were $251.1 million for the quarter ended March 31, 2021, an increase of $57.7 million, or 29.8%, compared to $193.4 million for the quarter ended March 31, 2020. The increase was driven primarily by growth in Alignment’s Health Plan membership in 2021 as compared to 2020. In addition, the increase was partially due to $6.6 million of equity-based compensation recorded to medical expenses related to the IPO. Overall, medical expenses grew at a higher rate than total revenues due to a combination of mix shift of membership away from Alignment's third-party payor members from 2020 to 2021, and the impact of COVID-19 on utilization in 2021. For the first half of the quarter ending March 31, 2021, we experienced an increase in inpatient admissions due to COVID-related hospitalizations. The ultimate impact of COVID-19 to us and our financial condition is presently unknown and we continue to monitor the impact of COVID-19 on our claims reserve estimate.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $64.9 million for the quarter ended March 31, 2021, an increase of $32.1 million, or 98.0%, compared to $32.8 million for the quarter ended March 31, 2020. The increase was primarily due to equity-based compensation of $25.2 million related to the initial public offering ($11.4 million of which represents a cash settlement of previously issued awards). Excluding the equity-based compensation in the first quarter of 2021, our, selling, general and administrative expenses increased 21% from the quarter ended March 31, 2020. The remaining increase was driven by ongoing investments and expenditures in sales and marketing to drive the growth of Alignment’s Health Plan membership, continued hiring of employees to support that growth, and investments related to the IPO.

Depreciation and Amortization. Depreciation and amortization expense was $3.7 million for the quarter ended March 31, 2021, an increase of $0.2 million, or 4.8%, compared to $3.6 million for the quarter ended March 31, 2020. The increase was primarily due to the amount and timing of our capital expenditures and the associated depreciation relative to 2020.

Other Expenses

Interest expense. Interest expense was $4.2 million for the quarter ended March 31, 2021, an increase of $0.1 million, or 2.1%, compared to $4.2 million for the quarter ended March 31, 2020.

Other expenses. Other expenses were $0.0 million for the quarter ended March 31, 2021, a decrease of $0.8 million, compared to $0.8 million for the quarter ended March 31, 2020. The decrease was primarily due to losses on the disposal of assets in 2020 that did not recur in 2021.

Liquidity and Capital Resources

General

On March 25, 2021, the Company’s Registration Statement on Form S-1 for the initial public offering of 27,200,000 shares of common stock was declared effective by the Securities and Exchange Commission. The IPO closed on March 30, 2021, with the Company selling 21,700,000 shares of common stock and certain selling stockholders selling 5,500,000 shares of common stock, in each case at a price to the public of $18.00 per share. In the aggregate, the IPO generated approximately $361.6 million in net proceeds for the Company, which amount is net of approximately $24.4 million in underwriters’ discounts and commissions and offering costs of approximately $4.6 million. We expect to use the net proceeds from the IPO for working capital and general corporate purposes, including continued investments in the growth of our business, and strengthening our balance sheet by potentially repaying debt. We may also use a portion of our net proceeds to acquire or invest in complementary businesses, products, services or technologies. See further discussion related to the IPO as described in Note 1, Organization, to Alignment Healthcare, Inc.'s consolidated financial statements.

Prior to the IPO, we have financed our operations principally through private placements of our equity securities, revenues, and a loan agreement with CR Group (“CRG”). As of March 31, 2021 we had $528.4 million in cash. We may incur operating losses in the future due to the investments we intend to continue to make in expanding our operations and sales and marketing and due to additional general and administrative costs we expect to incur in connection with operating as a public company. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

We believe that our liquid assets, together with anticipated revenues from our operations, will be sufficient to fund our operating and capital needs for at least the next 12 months. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending to expand our presence in existing markets, expand into new markets and increase our sales and marketing activities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.

Certain states in which we operate as a CMS licensed Medicare Advantage company may require us to meet certain capital adequacy performance standards and tests. The National Association of Insurance Commissioners has adopted rules which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for healthcare coverage. The requirements take the form of risk-based capital (“RBC”) rules, which may vary from state to state. Certain states in which our health plans or risk bearing entities operate have adopted the RBC rules. Other states in which our health plans or risk bearing entities operate have chosen not to adopt the RBC rules, but instead have designed and implemented their own rules regarding capital adequacy. Our health plans or risk-bearing entities were in compliance with the minimum capital requirements for all periods presented.

Term Loan

On August 21, 2018, we entered into a term loan with CRG for $80 million, with an option to borrow up to an additional $20 million (as amended, the “Term Loan”). In April 2019, we amended the Term Loan to increase its borrowing capacity by $75 million and drew down $35 million in May 2019. The Term Loan was subject to a commitment fee of $6.8 million and we incurred debt issuance costs of $3.6 million. The Term Loan matures in June 2023, at which time the full balance of the Term Loan, including the commitment fee and the payment-in-kind balance, will be due.

The commitment fees are deferred as part of debt issuance costs and are amortized to interest expense over the term using the effective interest method. The debt issuance costs are being amortized to interest expense over the term using the effective interest method.

The Term Loan bears interest at a rate of 10.25% payable on a quarterly basis. We have the option to pay a portion of the interest in cash with the remaining portion of the interest added to the principal balance as a payment-in-kind. The payment-in-kind is also subject to a commitment fee of 5%. The cash and payment-in-kind interest rates were 7.75% and 2.50%, respectively, through April 2019, and then converted to 7.50% and 2.75%, respectively. In 2019 and 2020, we utilized our option to pay the quarterly interest payments in both cash and payment-in-kind. As of March 31, 2021, the payment-in-kind balance was $9.0 million.

Our total long-term debt balance of $150.9 million as of March 31, 2021 included the principal balance of $135.0 million, the initial commitment fee of $6.8 million, and the payment-in-kind interest on the principal balance of $9.0 million. The payment-in-kind interest on the principal balance is also subject to the commitment fee which was 0.1 million as of March 31, 2021. The amount was included in the long-term debt balance.

In addition, the Term Loan includes financial covenants regarding the maintenance of minimum liquidity of $6 million of operating cash, as defined, on a consolidated basis, at least $10 million in its cash accounts on a daily basis and minimum consolidated revenue amounts in the calendar years through 2022. As of March 31, 2021, we were in compliance with the financial covenants. The Term Loan is guaranteed by certain of our wholly owned subsidiaries and collateralized by all unrestricted assets.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Net cash used in operating activities	$(38,107)	$(21,819)
Net cash used in investing activities	(4,446)	(3,735)
Net cash provided by financing activities	363,659	131,484
Net change in cash	321,106	105,930
Cash and restricted cash at beginning of period	207,811	86,484
Cash and restricted cash at end of period	$528,917	$192,414

Operating Activities

For the quarter ended March 31, 2021, net cash used in operating activities was $38.1 million, an increase of $16.3 million compared to net cash used in operating activities of $21.8 million for the quarter ended March 31, 2020. Significant changes impacting net cash provided by operating activities for the quarter ended March 31, 2021 as compared to the quarter ended March 31, 2020 were as follows: Increase in net loss offset by changes in working capital related to the timing of claims payment activities and the timing of accrued payments.

Investing Activities

For the quarter ended March 31, 2021, net cash used in investing activities was $4.4 million, an increase of $0.7 million compared to net cash used in investing activities of $3.7 million for the quarter ended March 31, 2020. The increase primarily relates to incremental capital expenditures related to information technology and infrastructure projects.

Financing Activities

Cash provided by financing activities was $363.7 million and $131.5 million during the quarters ended March 31, 2021 and 2020, respectively, an increase of $232.2 million. The increase primarily relates to proceeds from the IPO in the first quarter of 2021 which was higher than the funding received in the first quarter of 2020.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations disclosed in our IPO Prospectus.

 Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We intend to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

As described under Note 2 to our consolidated financial statements “Summary of Significant Accounting Policies – Recent Accounting Pronouncements Adopted” and “Recent Accounting Pronouncements Not Yet Adopted”, we early adopted certain accounting standards, as the JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of our wholly-owned subsidiaries and two variable interest entities (“VIEs”) in California and North Carolina that meet the consolidation requirements for accounting purposes. All intercompany transactions have been eliminated in consolidation.

There have been no significant changes in our critical accounting estimate policies or methodologies to our condensed consolidated financial statements. For a description of our policies regarding our critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the IPO Prospectus.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements “Summary of Significant Accounting Policies—Recent Accounting Pronouncements Adopted” for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation. We do not hold financial instruments for trading purposes.

Inflation Risk

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2021.

Changes to our Internal Controls over Financial Reporting:

There were no material changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees began working remotely in March 2020. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 14, Commitments and Contingencies – Legal Proceedings, to Alignment Healthcare Holdings, LLC’s Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the IPO Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three-months ended March 31, 2021.

Use of Proceeds

On March 25, 2021, the Company’s Registration Statement on Form S-1 for the initial public offering of 27,200,000 shares of common stock was declared effective by the Securities and Exchange Commission. The Company’s common stock began trading on March 26, 2021 on Nasdaq under the ticker symbol “ALHC.” The IPO closed on March 30, 2021, with the Company selling 21,700,000 shares of common stock and certain selling stockholders selling 5,500,000 shares of common stock, in each case at a price to the public of $18.00 per share. On Tuesday, April 6, 2021, pursuant to a partial exercise of the underwriters’ over-allotment option, certain selling stockholders sold an additional 3,314,216 shares of common stock at the IPO price. In the aggregate, the IPO generated approximately $361.6 million in net proceeds for the Company, which amount is net of approximately $24.4 million in underwriters’ discounts and commissions and offering costs of approximately $4.6 million. The IPO commenced on March 25, 2021 and terminated upon the partial exercise of the underwriters’ over-allotment options as described above. The representatives of the several underwriters of the IPO were Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC.

There has been no material change in the use of proceeds described in the IPO Prospectus. We may also use a portion of our net proceeds to acquire or invest in complementary businesses, products, services or technologies.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Alignment Healthcare, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 30, 2021).
3.2	Amended and Restated Bylaws of Alignment Healthcare, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on March 30, 2021).
4.1

Registration Rights Agreement, dated as of March 30, 2021, among Alignment Healthcare, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 30, 2021).

10.1

Term Loan Agreement, dated as of August 21, 2018, among Alignment Healthcare Holdco 2, LLC, Alignment Healthcare USA, LLC as borrower, certain subsidiaries of Alignment Healthcare Holdco  2, LLC as guarantors, the parties named therein as guarantors and lenders, and CRG Servicing LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1 filed on March 3, 2021).

10.2

Security Agreement dated as of August 21, 2018 among, among Alignment Healthcare Holdco 2, LLC, Alignment Healthcare USA, LLC as borrower, certain subsidiaries of Alignment Healthcare Holdco 2, LLC as grantors, and CRG Servicing LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1 filed on March 3, 2021).

10.3

Amendment No. 1 to Loan Agreement and Amendment to Fee Letter, dated as of April 25, 2019, among Alignment Healthcare Holdco 2, LLC, Alignment Healthcare USA, LLC as borrower, certain subsidiaries of Alignment Healthcare Holdco 2, LLC as guarantors, the parties named therein as guarantors and lenders and CRG Servicing LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 filed on March 3, 2021).

10.4

Amendment No. 2 to Loan Agreement and Amendment to Fee Letter, dated as of May 26, 2020, among Alignment Healthcare Holdco 2, LLC, Alignment Healthcare USA, LLC as borrower, certain subsidiaries of Alignment Healthcare Holdco 2, LLC as guarantors, the parties named therein as guarantors and lenders and CRG Servicing LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1 filed on March 3, 2021).

10.5

Amendment No. 3 to Loan Agreement and Amendment to Fee Letter, dated as of September 8, 2020, among Alignment Healthcare Holdco 2, LLC, Alignment Healthcare USA, LLC as borrower, certain subsidiaries of Alignment Healthcare Holdco 2, LLC as guarantors, the parties named therein as guarantors and lenders and CRG Servicing LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed on March 3, 2021).

10.6	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 filed on March 23, 2021).
10.7+	Alignment Healthcare Holdings, LLC Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed on March 3, 2021).
10.8+	Alignment Healthcare, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 30, 2021).
10.9*+	Employment Agreement of John E. Kao
10.10*+	Employment Agreement of Dawn Maroney
10.11*+	Employment Agreement of Thomas Freeman
10.12	Form of CMS Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Form S-1 filed on March 3, 2021).
10.13

Stockholders Agreement, dated as of March 30, 2021, among Alignment Healthcare, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 30, 2021).

10.14+	Form of Option Award Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form S-1 filed on March 23, 2021).
10.15+	Form of Restricted Shares Award Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Form S-1 filed on March 23, 2021).
10.16+	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Form S-1 filed on March 23, 2021).
10.17+	Form of Option Award Agreement (Senior Executives) (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1 filed on March 23, 2021).
10.18+	Form of RSU Award Agreement (Senior Executives) (incorporated by reference to Exhibit 10.20 to the Company’s Form S-1 filed on March 23, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 17, 2021	By:	/s/ John Kao
John Kao
Chief Executive Officer

Date: May 17, 2021	By:	/s/ Thomas Freeman
Thomas Freeman
Chief Financial Officer