Form 10-Q
period 2021-06-30
Alignment Healthcare, Inc.
filed 2021-08-09
CIK 1832466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40295

ALIGNMENT HEALTHCARE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-5596242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1100 W. Town and Country Road, Suite 1600 Orange, California	92868
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (844) 310-2247

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ALHC	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 4, 2021, the registrant had 187,273,782 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alignment Healthcare, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except par value and share amounts)

(Unaudited)

	June 30, 2021	December 31, 2020 (1)
Assets
Current Assets:
Cash	$494,618	$207,311
Accounts receivable (less allowance for credit losses of $46 at June 30, 2021 and $0 at December 31, 2020, respectively)	66,472	40,140
Prepaid expenses and other current assets	31,801	17,225
Total current assets	592,891	264,676
Property and equipment, net	29,532	27,145
Right of use asset, net	8,876	9,888
Goodwill and intangible assets, net	35,310	34,645
Other assets	3,447	2,148
Total assets	$670,056	$338,502
Liabilities and Stockholders' Equity
Current Liabilities:
Medical expenses payable	$136,478	$112,605
Accounts payable and accrued expenses	14,615	15,675
Accrued compensation	22,643	25,172
Total current liabilities	173,736	153,452
Long-term debt, net of debt issuance costs	147,333	144,168
Long-term portion of lease liabilities	8,607	10,271
Total liabilities	329,676	307,891
Commitments and Contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $.001 par value; 100,000,000 and 0 shares authorized as of June 30, 2021 and December 31, 2020 respectively; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $.001 par value; 1,000,000,000 and 164,063,787 shares authorized as of June 30, 2021 and December 31, 2020 respectively; 187,273,782 and 164,063,787 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	188	164
Additional paid-in capital	821,384	410,018
Accumulated deficit	(481,207)	(379,571)
Total Alignment Healthcare, Inc. stockholders' equity	340,365	30,611
Noncontrolling interest	15	—
Total stockholders' equity	340,380	30,611
Total liabilities and stockholders' equity	$670,056	$338,502
(1)
The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements as of that date and was retroactively adjusted, including shares and per share amounts, as a result of the Reorganization. See Note 1 to the condensed consolidated financial statements for additional details.

See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Earned premiums	$308,739	$243,956	$575,739	$468,222
Other	212	357	294	724
Total revenues	308,951	244,313	576,033	468,946
Expenses:
Medical expenses	274,385	194,502	525,480	387,898
Selling, general, and administrative expenses	71,150	33,698	136,064	66,485
Depreciation and amortization	3,908	3,526	7,645	7,091
Total expenses	349,443	231,726	669,189	461,474
Income (loss) from operations	(40,492)	12,587	(93,156)	7,472
Other expenses:
Interest expense	4,329	4,192	8,577	8,352
Other (income) expenses	(59)	30	(97)	827
Total other expenses	4,270	4,222	8,480	9,179
Income (loss) before income taxes	(44,762)	8,365	(101,636)	(1,707)
Provision for income taxes	—	—	—	—
Net income (loss) attributable to Alignment Healthcare, Inc.	$(44,762)	$8,365	$(101,636)	$(1,707)

Total weighted-average common shares outstanding - basic and diluted(1)	176,842,122	153,185,039	165,698,982	146,974,618
Net income (loss) per share - basic and diluted	$(0.25)	$0.05	$(0.61)	$(0.01)
(1)
The weighted-average shares used in computing net loss per share, basic and diluted were retroactively adjusted as a result of the Reorganization. See Note 1 to the condensed consolidated financial statements for additional details.

See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(amounts in thousands, except par value and share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at March 31, 2021	187,273,782	$188	$790,509	$(436,445)	$—	$354,252
Net loss attributable to Alignment Healthcare, Inc.	—	—	—	(44,762)	—	(44,762)
Noncontrolling interest attributable to subsidiary	—	—	—	—	15	15
Adjustment to issuance cost estimate related to initial public offering	—	—	(12)	—	—	(12)
Equity-based compensation	—	—	30,887	—	—	30,887
Balance at June 30, 2021	187,273,782	$188	$821,384	$(481,207)	$15	$340,380

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at March 31, 2020(1)	164,063,787	$164	$408,880	$(366,717)	$—	$42,327
Net income attributable to Alignment Healthcare, Inc.	—	—	—	8,365	—	8,365
Adjustment to issuance cost estimates relating to issuance of common stock	—	—	329	—	—	329
Equity-based compensation	—	—	350	—	—	350
Equity repurchase	—	—	(507)	—	—	(507)
Balance at June 30, 2020 (1)	164,063,787	$164	$409,052	$(358,352)	$—	$50,864
(1)
The consolidated balances as of March 31, 2020 and June 30, 2020 were derived from the audited consolidated financial statements as of that date and were retroactively adjusted, including shares and per share amounts, as a result of the Reorganization. See Note 1 to the condensed consolidated financial statements for additional details.

See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(amounts in thousands, except par value and share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2020(1)	164,063,787	$164	$410,018	$(379,571)	$—	$30,611
Net loss attributable to Alignment Healthcare, Inc.	—	—	—	(101,636)	—	(101,636)
Noncontrolling interest attributable to subsidiary	—	—	—	—	15	15
Issuance of common stock upon initial public offering at $18.00 per share, net of issuance costs of $29,011	21,700,000	22	361,567	—	—	361,589
Issuance of common stock third-party business partners	573,782	1	6,479	—	—	6,480
Issuance of common stock to stock appreciation rights holders	936,213	1	11,509	—	—	11,510
Equity-based compensation	—	—	33,285	—	—	33,285
Equity repurchase	—	—	(1,474)	—	—	(1,474)
Balance at June 30, 2021	187,273,782	$188	$821,384	$(481,207)	$15	$340,380

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2019(1)	147,157,801	$147	$277,787	$(356,645)	$—	$(78,711)
Net loss attributable to Alignment Healthcare, Inc.	—	—	—	(1,707)	—	(1,707)
Issuance of common stock at $7.99 per share, net of issuance costs of $3,371	16,905,986	17	131,612	—	—	131,629
Equity-based compensation	—	—	676	—	—	676
Equity repurchase	—	—	(1,023)	—	—	(1,023)
Balance at June 30, 2020	164,063,787	$164	$409,052	$(358,352)	$—	$50,864
(1)
The consolidated balances as of December 31, 2020 and 2019 were derived from the audited consolidated financial statements as of that date and were retroactively adjusted, including shares and per share amounts, as a result of the Reorganization. See Note 1 to the condensed consolidated financial statements for additional details.

See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities:
Net loss	$(101,636)	$(1,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit loss	46	35
Depreciation and amortization	7,751	7,284
Amortization-debt issuance costs and investment discount	1,110	1,082
Payment-in-kind interest	2,054	1,974
Loss on disposal of property and equipment	—	990
Equity-based compensation and common stock payments	51,275	676
Non-cash lease expense	1,314	1,151
Changes in operating assets and liabilities:
Accounts receivable	(25,503)	(18,674)
Prepaid expenses and other current assets	(14,393)	(6,729)
Other assets	6	35
Medical expenses payable	23,105	(1,108)
Accounts payable and accrued expenses	(2,368)	6,408
Accrued compensation	(2,529)	1,052
Lease liabilities	(1,788)	3,140
Noncurrent liabilities	—	(3,941)
Net cash used in operating activities	(61,556)	(8,332)
Investing Activities:
Asset acquisition, net of cash received	(1,405)	—
Purchase of investments	(800)	(1,000)
Sale of investments	800	250
Acquisition of property and equipment	(9,462)	(6,725)
Proceeds from the sale of property and equipment	—	100
Net cash used in investing activities	(10,867)	(7,375)
Financing Activities:
Purchase of noncontrolling interest	15	—
Equity repurchase	(1,474)	(1,023)
Issuance of common stock	390,600	135,000
Common stock issuance costs	(29,011)	(3,371)
Net cash provided by financing activities	360,130	130,606
Net increase in cash	287,707	114,899
Cash and restricted cash at beginning of period	207,811	86,484
Cash and restricted cash at end of period	$495,518	$201,383
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,413	$5,293
Supplemental non-cash investing and financing activities:
Acquisition of property in accounts payable	$418	$258

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the total above:

	June 30, 2021	June 30, 2020
Cash	$494,618	$200,883
Restricted cash in other assets	900	500
Total	$495,518	$201,383

See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

We completed an IPO through issuing and selling 21,700,000 shares of common stock and certain stockholders selling 5,500,000 shares of common stock, in each case at a price of $18.00 per share. On April 6, 2021, pursuant to a partial exercise of the underwriters' over-allotment option, certain selling stockholders sold an additional 3,314,216 shares of common stock at the IPO price. The Company did not receive any proceeds from the sale of shares of common stock by the selling stockholders in the IPO. We received proceeds of $361,589 after deducting underwriting discounts and commissions of $24,389 and deferred offering costs of $4,622. Deferred direct offering costs were capitalized and consisted of fees and expenses incurred in connection with the sale of our common stock in the IPO, including legal, accounting, printing and other offering related costs. Upon completion of the IPO, these deferred offering costs were reclassified from prepaid and other current assets to stockholders' equity and recorded against the net proceeds from the offering.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such regulations. These financial statements have been prepared on a basis consistent with the accounting principles applied for the fiscal year ended December 31, 2020 as presented in the Company’s Form S-1, as amended, filed with the SEC. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included.   These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto as of December 31, 2020.

The condensed consolidated financial statements include the accounts of the Company, our subsidiaries, and three immaterial variable interest entities in which we are the primary beneficiary. All intercompany transactions have been eliminated in consolidation. Noncontrolling interest is presented within the equity section of the condensed consolidated balance sheets.

We have no components of other comprehensive income (loss), and accordingly, comprehensive income (loss) is the same as the net income (loss) for all periods presented.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability

Level 3 - Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date

The fair value of cash was determined based on Level 1 inputs. The fair value of deposits of US Treasury bills, bond, and certificate of deposits, which were included in other assets in the condensed consolidated balance sheets, was determined based on Level 2 inputs. There were no assets or liabilities measured at fair value using Level 3 inputs for the three and six months ended June 30, 2021 and 2020. Our long-term debt was reported at carrying value.

Revenue and Accounts Receivable

Earned premium revenue consisted of premium revenue and capitation revenue for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Premium	$293,435	$223,081	$558,148	$427,358
Capitation	15,304	20,875	17,591	40,864
	$308,739	$243,956	$575,739	$468,222

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

Capitation revenue consists primarily of capitated fees for medical care services provided by us under arrangements with our Third-Party Payors and from CMS related to our Direct Contracting Entities ("DCE").

Under those arrangements with Third-Party Payors, we receive a PMPM payment for a defined member population, and we are responsible for providing health care services to the member population over the contract period. We are solely responsible for the cost of health care services related to the member population and in some cases, we are financially responsible for the supplemental benefits provided by us to the members. We act as a principal in arranging for and controlling the services provided by our provider network and we are at risk for arranging and providing health care services.

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

On April 1, 2021, we launched two DCEs that participate in the CMS Innovation’s Direct Contracting Model. CMS serves as the claim adjudicator for institutional and specialists care, and directly pays for such fee for service claims. The DCEs are responsible for the cost of health care services related to the patient population attributed to the DCE by participating in 100% savings/losses via the risk share model and in some cases, are financially responsible for the supplemental benefits provided to the patients. The DCEs act as a principal in arranging for and controlling services provided directly by its contracts with primary care physicians, as well as services provided by preferred institutional care providers and specialists. Capitation payments for the DCE program are determined from an annual benchmark established by CMS. These payments, that are adjusted for variable considerations, represent revenue for providing health care service, including primary care as well as institutional and specialist care. The DCEs recognize capitation revenue for providing these services in the period in which the performance obligations are satisfied by transferring services to the members. Revenue recognized by the DCEs for the three and six months ended June 30, 2021 was $13,452.

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

Our recognized premium revenue for our Medicare Advantage Plans in California, North Carolina and Nevada are each subject to a minimum annual medical loss ratio (“MLR”) of 85%. The MLR represents medical costs as a percentage of premium revenue. The Code of Federal Regulations define what constitutes medical costs and premium revenue, including certain additional expenses related to improving the quality of care provided, and to exclude certain taxes and fees, in each case as permitted or required by CMS and applicable regulatory requirements. If the minimum MLR is not met, we are required to remit a portion of the premiums back to the federal government. The amount remitted, if any, is recognized as an adjustment to premium revenues in the condensed consolidated statements of operations. There were no amounts payable for the MLR as of June 30, 2021 and December 31, 2020, respectively.

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

Variable consideration estimates related to DCE contract revenue are based on the most likely outcome method and that a significant reversal in the amount of cumulative revenue recognized would not occur.

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

Medical Expenses and Medical Expenses Payable

Medical expenses include claim payments, capitation payments, pharmacy costs net of rebates, allocations of certain centralized expenses, internal care delivery expenses and various other costs incurred to provide health insurance coverage and care to members, as well as estimates of future payments to hospitals and others for medical care and other supplemental benefits provided.

We have contracts with a network of hospitals, physicians, and other providers and compensate those providers and ancillary organizations based on contractual arrangements or CMS Medicare compensation guidelines. We pay these contracting providers either through fee-for-service arrangement in which the provider is paid negotiated rates for specific services provided or a capitation payment, which represent monthly contractual fees disbursed for each member regardless of medical services provided to the member. We are responsible for the entirety of the cost of health care services related to the member population, in addition to supplemental benefits provided by us to our seniors. We also record claims expenses related to our institutional and specialist care related to our DCE program with CMS as we act as the principal in the transaction.

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

We record risk-sharing receivables and payables on a gross basis on the condensed consolidated balance sheet. Throughout the year, we evaluate expected losses on risk-sharing receivables and record the resulting expected losses to the reserve. We systematically build and release reserves based on adequacy and its assessment of expected losses on a monthly basis. Credit loss associated with risk share deficit receivables are recorded within medical expense in the condensed consolidated statements of operations. As of June 30, 2021 and December 31, 2020, we recorded a valuation allowance for substantially all of the risk-sharing receivable balance due to collection risk related to the balance. The risk-sharing payable is included within medical expenses payable on the condensed consolidated balance sheet.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits and restricted investments with financial institutions. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits. At June 30, 2021 and December 31, 2020, there was $493,826 and $205,882, respectively, in excess of FDIC-insured limits.

Industry Tax

Section 9010 of the Patient Protection and Affordable Care Act imposes an annual, nondeductible insurance industry tax (“Industry Tax”), which is levied proportionately across the insurance industry for risk-based products. The Industry Tax was estimated based on a ratio of our net premiums written compared to the US Health insurance total net premiums. The Industry Tax was $2,795 and $6,138 for the three and six months ended June 30, 2020, respectively, and was reported as selling, general and administrative expenses. The Industry Tax has been repealed for calendar years beginning after December 31, 2020.

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

The Black-Scholes option pricing model requires the use of highly subjective assumptions, including the award’s expected term, the fair value of the underlying common stock, the expected volatility of the price of the common stock, risk-free interest rates, and the expected dividend yield of the common stock. The assumptions used to determine the fair value of the stock-based awards are management’s best estimates and involve inherent uncertainties and the application of judgment. The expected term represents the period the stock-based awards are expected to be outstanding. As we do not have sufficient historical experience for determining the expected term of the stock option awards granted, it was on the simplified method available under U.S. GAAP. As we do not have trading history, volatility assumptions were developed using the historical volatilities of a set of peer companies, adjusted for debt-equity leverage. Equity-based compensation expense for awards with service-based vesting only is recognized on a graded vesting schedule over the requisite service period of the awards, which is generally four years. We account for forfeitures as they occur.

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

Equity-based compensation is recorded within selling, general and administrative expenses, and medical expenses based on the function of the applicable employee and non-employee.

Noncontrolling interest

Noncontrolling interest represents the portion of equity ownership in a subsidiary that is not attributable to Alignment Healthcare, Inc. The noncontrolling interest in a subsidiary is initially recognized at estimated fair value on April 1, 2021 and is presented within total equity in the Company's condensed consolidated balance sheets. There was no net loss attributable to the noncontrolling interest for the three and six months ended June 30, 2021 as the Company was responsible for 100% of the net loss in the first year of operations of that subsidiary.

Net Income (Loss) per Share

Net income (loss) per share is calculated based on net income (loss) attributable to Alignment Healthcare, Inc.'s shareholders. The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to common stockholders	$(44,762)	$8,365	$(101,636)	$(1,707)
Denominator:
Total weighted-average common shares outstanding - basic and diluted	187,273,782	164,063,789	176,502,293	158,490,387
Less: Restricted shares of common stock	10,431,660	10,878,750	10,803,311	11,515,769
Total weighted-average common shares outstanding, net of restricted shares of common stock - basic and diluted	176,842,122	153,185,039	165,698,982	146,974,618
Net income (loss) per share:
Net income (loss) per share - basic and diluted	$(0.25)	$0.05	$(0.61)	$(0.01)

Basic net income (loss) per share is the same as diluted net loss per share for certain periods presented as the inclusion of all potentially dilutive shares would have been anti-dilutive.

In addition to the restricted shares of common stock, we also excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share as of June 30, 2021 and 2020:

	June 30,
	2021	2020
Stock options	11,117,724	—
Restricted stock units	1,637,450	—
Total	12,755,174	—

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

Recent Accounting Pronouncements Adopted

On January 1, 2021, we early adopted Accounting Standards Update (“ASU”) No. 2017-04, Simplifying the Test for Goodwill Impairment. This ASU eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. A goodwill impairment charge would be recognized if the carrying amount of a reporting unit exceeds the estimated fair value of the reporting unit. This guidance did not have a material impact to our condensed consolidated financial statements.

On January 1, 2021, we adopted ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities, which provides clarification on determining whether a decision-making fee is a variable interest. This ASU requires reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety. This guidance did not have a material impact to our condensed consolidated financial statements.

On January 1, 2021, we adopted ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalization implementation costs incurred in a hosting arrangement that is a service contract with the requirement for capitalizing implementation costs incurred to develop or obtain internal-use software. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement. New disclosures are required. This guidance did not have a material impact to our condensed consolidated financial statements.

3. Fair Value

US Treasury bills and certificate of deposits are reported at amortized costs which is equivalent to fair value. The following tables present the carrying value and fair value of these financial instruments as of June 30, 2021 and December 31, 2020:

	June 30, 2021
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
US Treasury bills	$325	$—	$325	$—
Bond	905	—	905	—
Certificate of deposits	1,118	—	1,118	—
Total	$2,348	$—	$2,348	$—

	December 31, 2020
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
US Treasury bills	$325	$—	$325	$—
Bond	—	—	—	—
Certificate of deposits	1,115	—	1,115	—
Total	$1,440	$—	$1,440	$—

The carrying value of long-term debt represents the outstanding balance, net of unamortized debt issuance costs. As of June 30, 2021, the carrying value and fair value of our long-term debt was $147,333 and $152,583, respectively. As of December 31, 2020 the carrying value and fair value of our long-term debt was $144,168 and $149,965, respectively.

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

Our nonfinancial assets and liabilities, which include goodwill, intangible assets, property, and equipment, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess these assets for impairment. No such impairment resulted during the three and six months ended June 30, 2021 and 2020.

4. Accounts Receivable

Accounts receivable consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Government receivables	$34,251	$10,392
Pharmacy rebates	29,608	25,888
Other receivables	2,659	3,860
Total accounts receivable	66,518	40,140
Allowance for credit losses	(46)	—
Accounts receivable, net	$66,472	$40,140

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

We recorded credit loss related to accounts receivable of $38 and $25 during the three months ended June 30, 2021 and 2020, respectively, and $46 and $35 during the six months ended June 30, 2021 and 2020, respectively. The amounts were recorded in selling general, and administrative expenses in the condensed consolidated statements of operations.

5. Property and Equipment

Property and equipment consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Computers and equipment	$8,742	$8,309
Office equipment and furniture	4,392	4,363
Software	84,748	79,204
Leasehold improvements	6,116	6,083
Construction in progress	5,734	1,893
Subtotal	109,732	99,852
Less accumulated depreciation	(80,200)	(72,707)
Property and equipment-net	$29,532	$27,145

Depreciation expense for the three months ended June 30, 2021 and 2020 was $3,875 and $3,532, respectively, of which $54 and $88, respectively, were included in medical expenses. Depreciation expense for the six months ended June 30, 2021 and 2020 was $7,582 and $7,120, respectively, of which $106 and $193, respectively, were included in medical expenses.

6. Goodwill and Intangible Assets

Intangible assets, including the intangible assets from the acquisition, consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$29,303	$—	$29,303	—
License (indefinite lived)	4,917	—	4,917	—
Plan member relationships	2,700	2,172	528	9 years
Other	1,050	488	562	2 - 10 years
	$37,970	$2,660	$35,310

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$29,303	$—	$29,303	—
License (indefinite lived)	4,500	—	4,500	—
Plan member relationships	2,700	2,034	666	9 years
Other	633	457	176	2 - 10 years
	$37,136	$2,491	$34,645

Amortization expense relating to intangible assets for the three months ended June 30, 2021 and 2020, was $87 and $82, respectively. Amortization expense for the six months ended June 30, 2021 and 2020 was $169 and $164, respectively. Estimated amortization expense relating to intangible assets for each of the next five years ending December 31, is as follows:

Remainder of 2021	$193
2022	386
2023	226
2024	82
2025	60
Thereafter	143
$1,090

There were no impairment charges related to goodwill and intangible assets for the three months or six months ended June 30, 2021 and 2020.

7. Medical Expenses Payable

The following table is a detail of medical expenses payable as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Claims incurred but not paid	$77,374	$82,391
Capitation payable, risk-sharing payable, and other	59,104	30,214
	$136,478	$112,605

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

The following table presents components of the change in medical expenses payable as of June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Claims incurred but not paid - beginning balance	$82,391	$83,939
Incurred related to:
Current year	164,620	136,119
Prior years	(3,016)	(13,244)
Total incurred, net of reinsurance	161,604	122,875
Payments related to:
Current year	100,606	83,536
Prior years	66,015	54,199
Total payments, net of reinsurance	166,621	137,735
Claims incurred but not paid - ending balance	77,374	69,079
Other medical expenses payable	59,104	35,957
Total medical expenses payable	$136,478	$105,036

In March 2020, the COVID-19 outbreak was declared a pandemic. The COVID-19 virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of the seniors we serve. For the three months ended March 31, 2021, we experienced higher claims costs due to COVID-19 related inpatient admissions. However, for the three months ended June 30, 2021, we saw a decline in COVID-related utilization as vaccination rates improved across our senior population, which was partially offset by higher spend related to non-COVID-19 care as general healthcare utilization trended towards pre-pandemic levels.  While COVID had a less significant impact on our second quarter medical expense relative to our first quarter medical expense, we remain cautious of the potential impact of the Delta variant in the future. Cumulatively, the six months incurred claims increased in 2021 due to higher membership. The ultimate impact of COVID-19 to us and our financial condition is presently unknown and we continue to monitor the impact of COVID-19 on our claims reserve estimate.

We re-examine previously established outstanding claims reserve estimates based on actual claims submissions and other changes in facts and circumstances. We recognized an unfavorable prior year development, excluding provision for adverse deviation, of $935 and $1,335 in the three and six months ended June 30, 2021, respectively.

8. Long-Term Debt

Long-term debt is recorded at carrying value in the consolidated balance sheets. The carrying value of long-term debt outstanding, net of unamortized debt issuance costs, consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Long-term debt	$151,969	$149,915
Less unamortized debt issuance costs	(4,636)	(5,747)
Long-term debt-net of amortization	147,333	144,168
Less current portion of long-term debt	—	—
Long-term debt - net of current portion	$147,333	$144,168

As of June 30, 2021, the total long-term debt balance of $151,969 included the principal balance of $135,000, the initial commitment fee of $6,750, and the payment-in-kind interest on the principal balance of $10,036. The payment-in-kind interest on the principal balance is also subject to the commitment fee which was $183 as of June 30, 2021. This amount was also included in the long-term debt balance.

The term loan matures in June 2023, at which time the full balance of the term loan, including the commitment fee and the payment-in-kind balance, will be due.

In addition, the term loan includes financial covenants regarding the maintenance of minimum liquidity of $6,000 of operating cash, as defined, on a consolidated basis, at least $10,000 in its cash accounts on a daily basis and minimum consolidated revenue amounts. The term loan also contains certain nonfinancial covenants. As of June 30, 2021 and December 31, 2020, we were in compliance with all financial and nonfinancial covenants.

The term loan was entered into by our wholly owned subsidiary and is also guaranteed by certain of our wholly owned subsidiaries and collateralized by all unrestricted assets of our subsidiaries.

9. Income Taxes

There was no income tax expense for the three and six months ended June 30, 2021 and 2020.

We have cumulative NOLs as of June 30, 2021 and December 31, 2020. Given the history of losses, and after consideration for the risk associated with estimates of future taxable income, we established a full valuation allowance against net deferred tax assets at June 30, 2021 and December 31, 2020. As a result of the Tax Cuts and Jobs Act (“TCJA”), the federal NOLs generated in 2018 through 2020 will be carried forward indefinitely and are limited to an 80% deduction of taxable income. The 80% limitation is not applicable to NOLs generated before 2018. An exception to the TCJA federal NOL modification applies to nonlife insurance companies (e.g., Alignment Health Plan Inc.). Alignment Health Plan Inc.’s NOL treatment is the same as those NOLs generated in tax years 2017 and prior.

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

The following is a summary of the stock option transactions as of and for the three and six months ended June 30, 2021:

	Stock Options Outstanding
(amounts in thousands, except shares and per share amount)	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2020	—	$—
Options granted	11,123,391	18.00
Options exercised	—	—
Options forfeited / expired	—	—
Balances as of March 31, 2021	11,123,391	$18.00
Options granted	14,560	26.06
Options exercised	—	—
Options forfeited / expired	(20,227)	18.00
Balances as of June 30, 2021	11,117,724	$18.01	9.67	$59,624
Vested	—	$—	—	$—
Exercisable as of June 30, 2021	—	$—	—	$—

Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of our common stock. The aggregate intrinsic value of options exercised for the three months ended June 30, 2021 and 2020 and the six months ended June 30, 2021 and 2020 was $0. The fair value of options granted during the three months ended June 30, 2021 and 2020 was $158 and $0, respectively. The fair value of options granted during the six months ended June 30, 2021 and 2020 was $84,140 and $0 respectively.

The weighted-average assumptions used to determine the fair value of stock options granted during the periods presented were as follows:

	Six Months Ended June 30,
	2021	2020
Expected term (in years)(1)	6.25	N/A
Expected volatility(2)	41.5% - 41.7%	N/A
Risk-free interest rate(3)	1.1%	N/A
Dividend yield(4)	0%	N/A

(1)
An estimated expected life of 6.25 years before exercise was used based on the midpoint of the vesting date and the full contractual term (known as the simplified method). We do not have sufficient history of exercise for similar awards.
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

 The following is a summary of RSA transactions as of and for the three and six months ended June 30, 2021:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2020	—	$—
Converted	10,348,789	7.85
Granted	214,669	18.00
Vested	—	—
Unvested and outstanding as of March 31, 2021	10,563,458	$8.05
Converted	—	—
Granted	—	—
Vested	(192,578)	0.38
Unvested and outstanding as of June 30, 2021	10,370,880	$8.20

Restricted Stock Units

Restricted stock units ("RSU") generally vest 25% annually over four years.

The following is a summary of RSU transactions as of and for the three and six months ended June 30, 2021:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2020	—	$—
Granted	1,517,000	18.00
Vested	—	—
Unvested and outstanding as of March 31, 2021	1,517,000	$18.00
Granted	148,892	24.08
Vested	—	—
Cancelled/forfeited	(28,442)	18.27
Unvested and outstanding as of June 30, 2021	1,637,450	$18.55

Non-Employee Awards

During the three and six months ended June 30, 2021, total payment of $0 and $10,328, respectively, under the Company’s Stock Payment arrangement, as discussed in Note 2, was settled upon our successful IPO in 573,782 shares of our common stock at $18 per share with 214,669 of such common stock restricted and vesting over of a performance period of four years.  The unrecognized stock compensation related to these RSAs of $3,329 will be recognized over a graded vesting schedule over the performance period of the award.

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

Stock Appreciation Rights

80% of each SAR award vested 25% annually over four years and only becomes payable to the extent vested upon a qualified change in control (“Time-vesting SARs”), while the remaining 20% vests concurrent to the change in control (“Performance-vesting SARs”). The IPO was not considered a change in control under the original terms of the SARs. We have the option to settle SARs in either cash or equity upon an IPO.

In conjunction with the IPO, on March 24, 2021, the Company modified the Performance-vesting SARs to be converted into RSAs which vest 50% annually on each of the first and second anniversaries of the IPO. Vested Time-vesting SARs were settled approximately 50% in cash and 50% in common stock. The conversion of SARs resulted in the issuance of 300,489 RSAs. There was no activity related to the SARs for the three months ended June 30, 2021 as the SARs were settled during the three months ended March 31, 2021.

The following table is a summary of SARs transactions as of and for the three and six months ended June 30, 2021:

SARs
Balance as of December 31, 2020	179,925
Granted	—
Canceled	(11,800)
Cash settlement or converted into common stock	(168,125)
Unvested and outstanding as of March 31, 2021	—
Granted	—
Canceled	—
Cash settlement or converted into common stock	—
Unvested and outstanding as of June 30, 2021	—

Incentive Units

A portion of Incentive Units vest annually over four years (“Time-vesting Incentive Units”) and the remaining Incentive Units vest upon a change in control (“Performance-vesting Incentives Units”). The IPO was not considered a change in control under the original terms of the Incentive Units. There was no activity related to these Incentive Units for the three months ended June 30, 2021 as these Incentive Units were converted to common stock and RSAs during the three months ended March 31, 2021.

The following table summarizes the equity-based awards activity as if the Series B and C Incentive Units were converted to RSA and common stock at the earliest period presented:

Equivalent Shares of RSA and Common Stock
Balance as of December 31, 2020	23,882,595
Granted	—
Canceled	—
Redeemed	(231,313)
Converted into common stock	(13,602,982)
Converted into unvested RSAs	(10,048,300)
Balance as of March 31, 2021	—
Granted	—
Canceled	—
Redeemed	—
Converted into common stock	—
Converted into unvested RSAs	—
Balance as of June 30, 2021	—

Equivalent Shares of RSA and Common Stock
Balance as of December 31, 2019	22,185,514
Granted	—
Canceled	(324,330)
Redeemed	—
Balance as of March 31, 2020	21,861,184
Granted	192,023
Canceled	—
Redeemed	—
Balance as of June 30, 2020	22,053,207

The following table summarizes unvested equity-based awards activity as if the Series B and C Incentive Units were converted to restricted common stock at the earliest period presented:

Equivalent Shares of Restricted Common Stock
Balance as of December 31, 2020	11,805,828
Granted	—
Vested	(1,757,528)
Converted into unvested RSAs	(10,048,300)
Balance as of March 31, 2021	—
Granted	—
Vested	—
Converted into unvested RSAs	—
Balance as of June 30, 2021	—

Equivalent Shares of Restricted Common Stock
Balance as of December 31, 2019	12,856,273
Granted	—
Vested	(1,988,819)
Balance as of March 31, 2020	10,867,454
Granted	192,023
Vested	(175,087)
Balance as of June 30, 2020	10,884,390

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

Equity-Based Compensation Expense

We recognized equity-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2021	2020	2021	2020
Cash settlement of SARs	$—	$—	$11,399	$—
Modification charge from performance-based Incentive Units and SARs	—	—	921	—
Other	30,887	350	50,354	676
Total equity-based compensation expense	$30,887	$350	$62,674	$676

Total equity-based compensation expense was presented on the condensed statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2021	2020	2021	2020
Selling, general and administrative expenses	$28,430	$350	$53,651	$676
Medical expenses	2,457	—	9,023	—
Total equity-based compensation expense	$30,887	$350	$62,674	$676

As of June 30, 2021, there was $170,427 in unrecognized compensation expense related to all non-vested awards (RSAs, options and RSUs) that will be recognized over the weighted-average period of 2.96 years.

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

Tangible Net Equity

Our health plan in California is required to comply with the tangible net equity (“TNE”) requirements. The required amount is the larger of: (1) $1,000; (2) 2% of the first $150,000 of annualized premium revenue, plus 1% of annualized premium revenue in excess of $150,000; or (3) 8% of the first $150,000 of annualized health care expenditures, except for those paid on a capitated or managed hospital payment basis, plus 4% of the annualized health care expenditures in excess of $150,000, except those paid on a capitated or managed hospital payment basis, plus 4% of annualized hospital expenditures paid on a managed hospital payment basis. We were in compliance with the TNE requirement for all periods presented.

We have the ability to provide additional capital to each of our health plans or risk-bearing entities when necessary to ensure that the RBC and TNE requirements are met.

Certain states regulate the payment of dividends, loans, or other cash transfers from our regulated subsidiaries to our non-regulated subsidiaries and parent company. Such payments may require approval by state regulatory authorities and are limited based on certain financial criteria, such as the entity’s level of statutory income and statutory capital and surplus, or the entity’s level of tangible net equity or net worth, amongst other measures. These regulations vary by state. We were in compliance with the RBC and TNE requirements as of June 30, 2021 and December 31, 2020.

Restricted Assets

Pursuant to the regulations governing our subsidiaries, we maintain certain deposits required by the government authorities in the form of certificate of deposits and Treasury bills as protection in the event of insolvency. The use of funds from these investments is limited as required by regulation in the various states in which we operate, or as needed in the event of insolvency. Therefore, these deposits are reported within other assets on the condensed consolidated balance sheets.

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

We may be involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate resolution of legal proceedings is not expected to have a material adverse effect on the condensed consolidated financial statements. Amounts accrued for legal proceedings were not material as of June 30, 2021 and December 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the accompanying notes as well as “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our prospectus, dated March 25, 2021 (File No. 333-253824) (the “IPO Prospectus”) as well as our unaudited consolidated financial statements and related notes presented herein in Part I, Item 1 included elsewhere in this Quarterly Report. Unless the context otherwise indicates or requires, the terms “we”, “our” and the “Company” as used herein refer to Alignment Healthcare, Inc. and its consolidated subsidiaries, including Alignment Healthcare Holdings, LLC, which is Alignment Healthcare, Inc.’s predecessor for financial reporting purposes.

In addition to historical data, the discussion contains forward-looking statements about the business, operations and financial performance of the Company based on our current expectations that involves risks, uncertainties and assumptions. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed above in "Forward-Looking Statements," and Part II, Item 1A, "Risk Factors.”

Overview

Alignment is a next generation, consumer-centric platform that is revolutionizing the healthcare experience for seniors. We deliver this experience through our Medicare Advantage plans, which are customized to meet the needs of a diverse array of seniors. Our innovative model of consumer-centric healthcare is purpose-built to provide seniors with care as it should be: high quality, low cost and accompanied by a vastly improved consumer experience. We combine a proprietary technology platform and a high-touch clinical model that enhances our members’ lifestyles and health outcomes while simultaneously controlling costs, which allows us to reinvest savings back into our platform and products to directly benefit the senior consumer. We have grown Health Plan Membership, which we define as members enrolled in our HMO and PPO contracts, from approximately 13,000 at inception to over 84,700 today, representing a 32% compound annual growth rate across 22 markets and 3 states. Our ultimate goal is to bring this differentiated, advocacy-driven healthcare experience to millions of senior consumers in the United States and to become the most trusted senior healthcare brand in the country.

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

Recent Developments

Market and Product Expansion

In June 2021, Alignment announced several anticipated 2022 market expansions, pending regulatory approval, including:

•
the addition of Arizona as Alignment’s fourth state, with the Company entering Pima and Maricopa counties;
•
12 new counties in North Carolina, bringing Alignment’s total number of markets in North Carolina to 15; and
•
two new counties in Nevada, bringing Alignment’s total number of markets in Nevada to three.

In total, Alignment anticipates increasing its number of markets from 22 in 2021 to 38 in 2022 across California (18 markets), North Carolina (15 markets), Nevada (3 markets) and Arizona (2 markets), which in turn will increase the total number of Medicare eligibles in Alignment’s geographies from 5.5 million to 7.0 million.

In addition, Alignment announced multiple product expansions effective January 2022, pending regulatory approval, including:

•
the expansion of its plan portfolio to include new PPO plans in a total of 28 markets.  Among the new PPO plan choices will be a virtual care PPO option, following the Company’s debut this year of AVA™ HMO – a virtual-first health plan.  Pending regulatory approval, the Company’s expanded PPO portfolio is expected to be available to members in 11 counties that the Company serves in California, two additional counties in Arizona and 15 additional counties in North Carolina;
•
the expansion of its plan portfolio to include Dual-Eligible Special Needs Plans (“D-SNPs”) in a total of 24 markets.  Pending approval, the Company would offer D-SNPs in an additional three counties in California (for a total six CA counties), three counties in Nevada and 15 counties in North Carolina; and
•
the expansion of its plan portfolio to include Chronic Condition Special Needs Plans (“C-SNPs”) in a total of 11 markets.  Pending approval, the Company would offer C-SNPs in an additional four counties in California (for a total six CA counties), three counties in Nevada and two counties in Arizona.

Initial Public Offering

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

See further discussion related to the IPO as described in Note 1, Organization, to Alignment Healthcare, Inc.'s condensed consolidated financial statements.

Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future will be, driven by our ability to:

•
Capitalize on Our Existing Market Growth Opportunity: Our ability to attract and retain members to grow in our existing markets depends on our ability to offer a superior value proposition. We have proven that we can compete against, and take market share from, large established players in highly competitive markets. According to CMS data, in our California markets, we were one of the top two Medicare Advantage Organizations in terms of HMO net membership growth between January 2016 and January 2021.  Furthermore, there are over 2.8 million Medicare-eligible individuals enrolled in Medicare Advantage plans in our existing 22 counties, of which our ~84,700 Health Plan Members represents only 3% market share. We believe that there are still significant opportunities for future growth even in our most mature markets where we have a 10-20% market share. Additionally, we are evaluating other opportunities to leverage our historical investments in our technology platform and our comprehensive clinical model across our existing and potentially new geographies.  As an example, we recently entered into CMS Innovation Center’s Direct Contracting program, which allows us to partner directly with physicians to help manage their Medicare FFS patient populations and participate in the upside and downside risk associated with managing the health of such patients. As of June 30, 2021, we have ~5,900 members in our DCE arrangement with our clinician partners in North Carolina.  While still early, we believe this DCE partnership is indicative of the value we can potentially deliver to a broader set of seniors in traditional Medicare over time.
•
Drive Growth and Consistent Outcomes Through New Market Expansion: We enter new markets with the goal of building brand awareness across our key stakeholders to achieve meaningful market share over time. We intend to focus on markets with significant senior populations where we expect to be able to replicate our model most effectively. Our analytical framework for selecting new markets to enter evaluates a number of factors, including: the presence of aligned provider partners, our ability to compete effectively based on the richness of our products, and our ability to build and deploy local market care delivery teams efficiently. Our willingness to make growth investments is underpinned by our proven success in a diverse array of markets across our existing geographic footprint. Enabled by AVA, we have been

•
successful in rural, urban and suburban markets, as well as markets with varying degrees of provider and health system competition and control. Our existing markets also feature a diverse array of membership profiles across ethnicities, income levels and acuity. Over the last two years, we have expanded into six to seven new markets per year, and anticipate expanding into 16 new markets in 2022, pending regulatory approval.
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

•
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

Executive Summary

The following table presents key financial statistics for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in '000's, except percentages)	2021	2020	% Change	2021	2020	% Change
Health plan membership	84,700	64,400	31.5%	84,700	64,400	31.5%
Medical benefits ratio	88.0%	79.6%	8.4%	89.6%	82.7%	6.9%
Revenues	$308,951	$244,313	26.5%	$576,033	$468,946	22.8%
Net income (loss) from operations	$(44,762)	$8,365	N/M	$(101,636)	$(1,707)	N/M
Adjusted EBITDA(1)	$(4,690)	$16,521	N/M	$(18,732)	$14,605	N/M
Adjusted gross profit (1)	$37,077	$49,899	N/M	$59,682	$81,241	N/M

(1)
See “Adjusted EBITDA” and "Adjusted Gross Profit" below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Health Plan Membership

We define Health Plan Membership as the number of members enrolled in our HMO and PPO contracts as of the end of a reporting period. We believe this is an important metric to assess growth of our underlying business, which is indicative of our ability to consistently offer a superior value proposition to seniors. This metric excludes third party payor members with respect to which we are at-risk for managing their healthcare expenditures, which represented approximately 600 members and 7,500 members as of June 30, 2021 and 2020, respectively. It also excludes the ~5,900 traditional Medicare seniors for which we are at-risk for managing their healthcare expenditures through our DCE contracts with CMS.

Adjusted Gross Profit and Medical Benefits Ratio, or MBR

Adjusted gross profit is a non-GAAP financial measure that we define as revenues less medical expenses before depreciation and amortization and equity-based compensation expense. Adjusted Gross Profit is a key measure used by our management and Board to understand and evaluate our operating performance and trends before the impact of our consolidated selling, general and administrative expenses.

Adjusted gross profit is reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(dollars in thousands)
Revenues	$308,951	$244,313	$576,033	$468,946
Medical expenses	274,385	194,502	525,480	387,898
Gross profit	34,566	49,811	50,553	81,048
Gross profit %	11.2%	20.4%	8.8%	17.3%
Add back:
Equity-based compensation (medical expenses)	2,457	—	9,023	—
Depreciation	54	88	106	193
Total add back	2,511	88	9,129	193
Adjusted gross profit	$37,077	$49,899	$59,682	$81,241
Adjusted gross profit %	12.0%	20.4%	10.4%	17.3%

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

Adjusted EBITDA is reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(dollars in thousands)
Net income (loss)	$(44,762)	$8,365	$(101,636)	$(1,707)
Add back:
Interest expense	4,329	4,192	8,577	8,352
Depreciation and amortization	3,962	3,614	7,751	7,284
EBITDA	(36,471)	16,171	(85,308)	13,929
Equity-based compensation(1)	30,887	350	62,674	676
Reorganization and transaction-related expenses(2)	593	—	3,601	—
Acquisition expenses(3)	301	—	301	—
Adjusted EBITDA	$(4,690)	$16,521	$(18,732)	$14,605

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
(3)
Represents acquisition-related fees, such as legal and advisory fees, that are non-recurring and non-capitalizable.

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

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(dollars in thousands)
Revenues:
Earned premiums	$308,739	$243,956	$575,739	$468,222
Other	212	357	294	724
Total revenues	308,951	244,313	576,033	468,946
Expenses:
Medical expenses	274,385	194,502	525,480	387,898
Selling, general and administrative expenses	71,150	33,698	136,064	66,485
Depreciation and amortization	3,908	3,526	7,645	7,091
Total expenses	349,443	231,726	669,189	461,474
Income (loss) from operations	(40,492)	12,587	(93,156)	7,472
Other expenses:
Interest expense	4,329	4,192	8,577	8,352
Other (income) expenses	(59)	30	(97)	827
Total other expenses	4,270	4,222	8,480	9,179
Income (loss) before income taxes	(44,762)	8,365	(101,636)	(1,707)
Provision for income taxes	—	—	—	—
Net income (loss)	$(44,762)	$8,365	$(101,636)	$(1,707)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(% of revenue)
Revenues:
Earned premiums	100%	100%	100%	100%
Other	—	—	—	—
Total revenues	100	100	100	100
Expenses:
Medical expenses	89	80	91	83
Selling. general and administrative expenses	23	14	24	14
Depreciation and amortization	1	1	1	1
Total expenses	113	95	116	98
Income (loss) from operations	(13)	5	(16)	2
Other expenses:
Interest expense	1	2	2	2
Other (income) expenses	—	—	—	—
Total other expenses	1	2	2	2
Loss before income taxes	(14)	3	(18)	0
Provision for income taxes	—	—	—	—
Net income (loss)	(14)%	3%	(18)%	0%

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

Revenues

	Three Months Ended June 30,		Change
	2021	2020	$	%
(dollars in thousands)
Revenues:
Earned premiums	$308,739	$243,956	$64,783	26.6%
Other	212	357	(145)	(40.6)
Total revenues	$308,951	$244,313	$64,638	26.5%

	Six Months Ended June 30,		Change
	2021	2020	$	%
(dollars in thousands)
Revenues:
Earned premiums	$575,739	$468,222	$107,517	23.0%
Other	294	$724	(430)	(59.4)
Total revenues	$576,033	$468,946	$107,087	22.8%

Revenues. Revenues were $309.0 and $244.3 for the three months ended June 30, 2021 and 2020, respectively, an increase of $64.6 million or 26.5%. Revenues were $576.0 million and $468.9 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $107.1 or 22.8%. For both periods, the increase was driven primarily by growth in Alignment’s Health Plan membership in 2021 as compared to 2020, which resulted in Health Plan premium revenue growth of 31.5% year over year for the quarter ended June 30, 2021, and 30.6% for the six months ended June 30, 2021.  Health Plan premium revenue growth was further offset by a reduction in capitation revenue from third party payors.

Expenses

	Three Months Ended June 30,		Change
	2021	2020	$	%
(dollars in thousands)
Expenses:
Medical expenses	$274,385	$194,502	$79,883	41.1%
Selling, general and administrative expenses	71,150	33,698	37,452	111.1%
Depreciation and amortization	3,908	3,526	382	10.8%
Total expenses	$349,443	$231,726	$117,717	50.8%

	Six Months Ended June 30,		Change
	2021	2020	$	%
(dollars in thousands)
Expenses:
Medical expenses	$525,480	$387,898	$137,582	35.5%
Selling, general and administrative expenses	136,064	66,485	69,579	104.7%
Depreciation and amortization	7,645	7,091	554	7.8%
Total expenses	$669,189	$461,474	$207,715	45.0%

Medical Expenses. Medical expenses were $274.4 million and $194.5 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $79.9 million, or 41.1%. Medical expenses were $525.5 million and $387.9 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $137.6 million, or 35.5%. For both periods, the increase was driven primarily by growth in Alignment’s Health Plan membership in 2021 as compared to 2020. In addition, the increase for the three and six months ended June 30, 2021 was partially due to $2.5 million and $9.0 million, respectively, of equity-based compensation recorded to medical expenses due to the issuance of shares related to the IPO. Overall, medical expenses grew at a higher rate than total revenues due to a combination of mix shift of membership away from Alignment's third-party payor members from 2020 to 2021, and the impact of COVID-19 on utilization in 2021. For January and February 2021, we experienced an increase in inpatient admissions due to COVID-related hospitalizations. The ultimate impact of COVID-19 to us and our financial condition is presently unknown and we continue to monitor the impact of COVID-19 on our claims reserve estimate.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $71.2 million and $33.7 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $37.5 million, or 111.1%. Selling, general and administrative expenses were $136.1 million and $66.5 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $69.6 million, or 104.7%. For both periods, the increase was primarily due to equity-based compensation of $28.4 million and $53.7 million for the three and six months ended June 30, 2021, respectively. Excluding the equity-based compensation in the second quarter of 2021, our selling, general and administrative expenses increased 28.1% from the second quarter of 2020. Excluding the equity-based compensation for first half of 2021, our, selling, general and administrative expenses increased 25.2% from the first half of 2020. The remaining increase was driven by ongoing investments and expenditures in sales and marketing to drive the growth of Alignment’s Health Plan membership, continued hiring of employees to support that growth, and investments related to the IPO.

Depreciation and Amortization. Depreciation and amortization expense was $3.9 million and $3.5 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $0.4 million, or 10.8%. Depreciation and amortization expense was $7.6 million and $7.1 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $0.6 million, or 7.8%. For both periods, the increase was primarily due to the amount and timing of our capital expenditures and the associated depreciation relative to 2020.

Other Expenses

Interest expense. Interest expense was $4.3 million and $4.2 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $0.1 million or 3.3%. Interest expense was $8.6 million and $8.4 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $0.2 million or 2.7%.

Other income (expenses). Other (income) expenses were ($0.1) and $0.0 for the three months ended June 30, 2021 and 2020, respectively, a decrease of $0.1 million. Other (income) expenses were ($0.1) and $0.8 million for the six months ended June 30, 2021 and 2020, respectively, a decrease of $0.9 million. The decrease in expenses was primarily due to losses on the disposal of assets in 2020 that did not recur in 2021.

Liquidity and Capital Resources

General

On March 25, 2021, the Company’s Registration Statement on Form S-1 for the initial public offering of 27,200,000 shares of common stock was declared effective by the Securities and Exchange Commission. The IPO closed on March 30, 2021, with the Company selling 21,700,000 shares of common stock and certain selling stockholders selling 5,500,000 shares of common stock, in each case at a price to the public of $18.00 per share. In the aggregate, the IPO generated approximately $361.6 million in net proceeds for the Company, which amount is net of approximately $24.4 million in underwriters’ discounts and commissions and offering costs of approximately $4.6 million. We expect to use the net proceeds from the IPO for working capital and general corporate purposes, including continued investments in the growth of our business, and strengthening our balance sheet by potentially repaying debt. We may also use a portion of our net proceeds to acquire or invest in complementary businesses, products, services or technologies. See further discussion related to the IPO as described in Note 1, Organization, to Alignment Healthcare, Inc.'s condensed consolidated financial statements.

Prior to the IPO, we have financed our operations principally through private placements of our equity securities, revenues, and a loan agreement with CR Group (“CRG”). As of June 30, 2021, we had $494.6 million in cash. We may incur operating losses in the future due to the investments we intend to continue to make in expanding our operations and sales and marketing and due to additional general and administrative costs we expect to incur in connection with operating as a public company. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

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

The Term Loan bears interest at a rate of 10.25% payable on a quarterly basis. We have the option to pay a portion of the interest in cash with the remaining portion of the interest added to the principal balance as a payment-in-kind. The payment-in-kind is also subject to a commitment fee of 5%. The cash and payment-in-kind interest rates were 7.75% and 2.50%, respectively, through April 2019, and then converted to 7.50% and 2.75%, respectively. In 2019 and 2020, we utilized our option to pay the quarterly interest payments in both cash and payment-in-kind. As of June 30, 2021, the payment-in-kind balance was $10.0 million.

Our total long-term debt balance of $152.0 million as of June 30, 2021 included the principal balance of $135.0 million, the initial commitment fee of $6.8 million, and the payment-in-kind interest on the principal balance of $10.0 million. The payment-in-kind interest on the principal balance is also subject to the commitment fee which was $0.2 million as of June 30, 2021. The amount was included in the long-term debt balance.

In addition, the Term Loan includes financial covenants regarding the maintenance of minimum liquidity of $6.0 million of operating cash, as defined, on a consolidated basis, at least $10 million in its cash accounts on a daily basis and minimum consolidated revenue amounts in the calendar years through 2022. As of June 30, 2021, we were in compliance with the financial covenants. The Term Loan is guaranteed by certain of our wholly owned subsidiaries and collateralized by all unrestricted assets.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
(dollars in thousands)	2021	2020
Net cash used in operating activities	$(61,556)	$(8,332)
Net cash used in investing activities	(10,867)	(7,375)
Net cash provided by financing activities	360,130	130,606
Net change in cash	287,707	114,899
Cash and restricted cash at beginning of period	207,811	86,484
Cash and restricted cash at end of period	$495,518	$201,383

Operating Activities

For the six months ended June 30, 2021, net cash used in operating activities was $61.6 million, an increase of $53.2 million compared to net cash used in operating activities of $8.3 million for the six months ended June 30, 2020. Significant changes impacting net cash provided by operating activities for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 were as follows: Increase in net loss offset by adjustments for non-cash items such as equity-based compensation and common stock payments.

Investing Activities

For the six months ended June 30, 2021, net cash used in investing activities was $10.9 million, an increase of $3.5 million compared to net cash used in investing activities of $7.4 million for the six months ended June 30, 2020. The increase primarily relates to incremental capital expenditures related to information technology and infrastructure projects and asset acquisition.

Financing Activities

For the six months ended June 30, 2021, net cash provided by financing activities was $360.1 million, an increase of $229.5 million compared to net cash provided by financing activities of $130.6 for the six months ended June 30, 2020. The increase primarily relates to proceeds from the IPO in the first quarter of 2021 which was higher than the funding received in the first half of 2020.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations disclosed in our IPO Prospectus.

 Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of our wholly-owned subsidiaries and three variable interest entities (“VIEs”) in California and North Carolina that meet the consolidation requirements for accounting purposes. All intercompany transactions have been eliminated in consolidation. Noncontrolling interest is presented within the equity section of the condensed consolidated balance sheets.

There have been no significant changes in our critical accounting estimate policies or methodologies to our condensed consolidated financial statements. For a description of our policies regarding our critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the IPO Prospectus.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements “Summary of Significant Accounting Policies—Recent Accounting Pronouncements Adopted” for more information.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2021.

Changes to our Internal Controls over Financial Reporting:

There were no material changes in our internal control over financial reporting during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees began working remotely in March 2020. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 12, Commitments and Contingencies – Legal Proceedings, to Alignment Healthcare, Inc.'s Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors disclosed in the IPO Prospectus.

We have no experience serving as a Direct Contracting Entity with CMS and may not be able to realize the expected benefits thereof

The CMS Center for Medicare and Medicaid Innovation recently announced a direct contracting model set to begin in 2021 to create value-based payment arrangements directly with Direct Contracting Entities (“DCEs”), which is part of CMS’ strategy to drive broader healthcare reform and accelerate the shift from original Medicare toward value-based care models. A key aspect of direct contracting is providing new opportunities for a variety of different DCEs to participate in value-based care arrangements in Medicare fee-for-service. Our participation in the DCE program began on April 1, 2021 and we were assigned ~5,800 seniors in traditional Medicare. However, we have no experience serving as a DCE and may not be able to realize the expected benefits thereof. In particular, we may be unable to achieve risk-like patient economics on original Medicare patients. Members that we are assigned under the direct contracting model may not be profitable to us initially or at all. In addition, our management team has and may further invest considerable time and resources in adapting to the direct contracting model. The direct contracting model may not be successful and may ultimately be discontinued, including as a result of decreased political support for value-based care or the direct contracting model, or may be unable to expand our total addressable market in the manner that we expect. Our existing DCE contracts are subject to review by CMS each year and such contracts are not guaranteed to be renewed in 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three-months ended June 30, 2021.

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

10.6	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 filed on March 23, 2021).
10.7+	Alignment Healthcare Holdings, LLC Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed on March 3, 2021).
10.8+	Alignment Healthcare, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 30, 2021).
10.9+	Employment Agreement of John E. Kao (incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q filed on May 17, 2021)
10.10+	Employment Agreement of Dawn Maroney (incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q filed on May 17, 2021)
10.11+	Employment Agreement of Thomas Freeman (incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q filed on May 17, 2021)
10.12	Form of CMS Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Form S-1 filed on March 3, 2021).
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

Company Name

Date: August 9, 2021	By:	/s/ John Kao
John Kao
Chief Executive Officer

Date: August 9, 2021	By:	/s/ Thomas Freeman
Thomas Freeman
Chief Financial Officer