Form 10-Q
period 2021-09-30
Alignment Healthcare, Inc.
filed 2021-11-04
CIK 1832466

premium

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, the registrant had 187,250,836 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alignment Healthcare, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except par value and share amounts)

(Unaudited)

	September 30, 2021	December 31, 2020 (1)
Assets
Current Assets:
Cash	$500,485	$207,311
Accounts receivable (less allowance for credit losses of $74 at September 30, 2021 and $0 at December 31, 2020, respectively)	47,671	40,140
Prepaid expenses and other current assets	29,236	17,225
Total current assets	577,392	264,676
Property and equipment, net	31,505	27,145
Right of use asset, net	8,272	9,888
Goodwill and intangible assets, net	35,213	34,645
Other assets	4,545	2,148
Total assets	$656,927	$338,502
Liabilities and Stockholders' Equity
Current Liabilities:
Medical expenses payable	$128,775	$112,605
Accounts payable and accrued expenses	16,557	15,675
Accrued compensation	29,810	25,172
Total current liabilities	175,142	153,452
Long-term debt, net of debt issuance costs	148,967	144,168
Long-term portion of lease liabilities	7,743	10,271
Total liabilities	331,852	307,891
Commitments and Contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $.001 par value; 100,000,000 and 0 shares authorized as of September 30, 2021 and December 31, 2020, respectively; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $.001 par value; 1,000,000,000 and 164,063,787 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 187,250,836 and 164,063,787 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	188	164
Additional paid-in capital	851,895	410,018
Accumulated deficit	(527,023)	(379,571)
Total Alignment Healthcare, Inc. stockholders' equity	325,060	30,611
Noncontrolling interest	15	—
Total stockholders' equity	325,075	30,611
Total liabilities and stockholders' equity	$656,927	$338,502
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

Alignment Healthcare, Inc.

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Earned premiums	$293,275	$245,491	$869,014	$713,713
Other	191	2,376	485	3,100
Total revenues	293,466	247,867	869,499	716,813
Expenses:
Medical expenses	253,990	190,080	779,470	577,978
Selling, general, and administrative expenses	76,846	38,794	212,910	105,279
Depreciation and amortization	4,080	3,933	11,725	11,024
Total expenses	334,916	232,807	1,004,105	694,281
Income (loss) from operations	(41,450)	15,060	(134,606)	22,532
Other expenses:
Interest expense	4,414	4,271	12,991	12,623
Other (income) expenses	(48)	(57)	(145)	770
Total other expenses	4,366	4,214	12,846	13,393
Income (loss) before income taxes	(45,816)	10,846	(147,452)	9,139
Provision for income taxes	—	—	—	—
Net income (loss) attributable to Alignment Healthcare, Inc.	$(45,816)	$10,846	$(147,452)	$9,139

Total weighted-average common shares outstanding - basic and diluted(1)	177,828,872	152,255,955	169,786,542	148,747,914
Net income (loss) per share - basic and diluted	$(0.26)	$0.07	$(0.87)	$0.06
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

Alignment Healthcare, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(amounts in thousands, except par value and share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at June 30, 2021	187,273,782	$188	$821,384	$(481,207)	$15	$340,380
Net loss attributable to Alignment Healthcare, Inc.	—	—	—	(45,816)	—	(45,816)
Noncontrolling interest attributable to subsidiary	—	—	—	—	—	—
Adjustment to issuance cost estimate related to initial public offering	—	—	—	—	—	—
Issuance of common stock third-party business partners	—	—	—	—	—	—
Forfeitures	(22,946)	—	—	—	—	—
Equity-based compensation	—	—	30,511	—	—	30,511
Balance at September 30, 2021	187,250,836	$188	$851,895	$(527,023)	$15	$325,075

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at June 30, 2020(1)	164,063,787	$164	$409,052	$(358,352)	$—	$50,864
Net income attributable to Alignment Healthcare, Inc.	—	—	—	10,846	—	10,846
Adjustment to issuance cost estimates relating to issuance of common stock	—	—	—	—	—	—
Equity-based compensation	—	—	304	—	—	304
Equity repurchase	—	—	(338)	—	—	(338)
Balance at September 30, 2020 (1)	164,063,787	$164	$409,018	$(347,506)	$—	$61,676
(1)
The consolidated balances as of June 30, 2020 and September 30, 2020 were derived from the audited consolidated financial statements as of that date and were retroactively adjusted, including shares and per share amounts, as a result of the Reorganization. See Note 1 to the condensed consolidated financial statements for additional details.

See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(amounts in thousands, except par value and share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2020(1)	164,063,787	$164	$410,018	$(379,571)	$—	$30,611
Net loss attributable to Alignment Healthcare, Inc.	—	—	—	(147,452)	—	(147,452)
Noncontrolling interest attributable to subsidiary	—	—	—	—	15	15
Issuance of common stock upon initial public offering at $18.00 per share, net of issuance costs of $29,011	21,700,000	22	361,567	—	—	361,589
Issuance of common stock third-party business partners	573,782	1	6,479	—	—	6,480
Issuance of common stock to stock appreciation rights holders	936,213	1	11,509	—	—	11,510
Forfeitures	(22,946)	—	—	—	—	—
Equity-based compensation	—	—	63,796	—	—	63,796
Equity repurchase	—	—	(1,474)	—	—	(1,474)
Balance at September 30, 2021	187,250,836	$188	$851,895	$(527,023)	$15	$325,075

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2019(1)	147,157,801	$147	$277,787	$(356,645)	$—	$(78,711)
Net income attributable to Alignment Healthcare, Inc.	—	—	—	9,139	—	9,139
Issuance of common stock at $7.99 per share, net of issuance costs of $3,371	16,905,986	17	131,612	—	—	131,629
Equity-based compensation	—	—	980	—	—	980
Equity repurchase	—	—	(1,361)	—	—	(1,361)
Balance at September 30, 2020	164,063,787	$164	$409,018	$(347,506)	$—	$61,676
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

Alignment Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities:
Net income (loss)	$(147,452)	$9,139
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit loss	74	54
Depreciation and amortization	11,884	11,304
Amortization-debt issuance costs and investment discount	1,681	1,634
Payment-in-kind interest	3,118	2,989
Loss on disposal of property and equipment	—	990
Equity-based compensation and common stock payments	81,786	980
Non-cash lease expense	2,001	1,756
Changes in operating assets and liabilities:
Accounts receivable	(6,731)	(972)
Prepaid expenses and other current assets	(11,829)	(10,249)
Other assets	8	35
Medical expenses payable	15,402	(2,115)
Accounts payable and accrued expenses	(443)	(3,495)
Accrued compensation	4,638	7,236
Lease liabilities	(2,779)	2,362
Noncurrent liabilities	—	(3,941)
Net cash provided by (used in) operating activities	(48,642)	17,707
Investing Activities:
Asset acquisition, net of cash received	(1,405)	—
Purchase of investments	(2,475)	(1,325)
Sale of investments	1,425	575
Acquisition of property and equipment	(15,409)	(10,983)
Proceeds from the sale of property and equipment	—	100
Net cash used in investing activities	(17,864)	(11,633)
Financing Activities:
Purchase of noncontrolling interest	15	—
Equity repurchase	(1,474)	(1,361)
Issuance of common stock	390,600	135,000
Common stock issuance costs	(29,011)	(3,371)
Net cash provided by financing activities	360,130	130,268
Net increase in cash	293,624	136,342
Cash and restricted cash at beginning of period	207,811	86,484
Cash and restricted cash at end of period	$501,435	$222,826
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,193	$7,997
Supplemental non-cash investing and financing activities:
Acquisition of property in accounts payable	$438	$43

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the total above:

	September 30, 2021	September 30, 2020
Cash	$500,485	$222,326
Restricted cash in other assets	950	500
Total	$501,435	$222,826

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such regulations. These financial statements have been prepared on a basis consistent with the accounting principles applied for the fiscal year ended December 31, 2020 as presented in the Company’s Registration Statement on Form S-1, as amended, filed with the SEC. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto as of December 31, 2020.

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

Segments

We have determined that our chief executive officer is the chief operating decision maker (“CODM”) who regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. We operate and manage the business as one reporting and one operating segment, which is to provide healthcare services to our seniors. Factors used in determining the reportable segment include the nature of operating activities, our organizational and reporting structure, and the type of information reviewed by the CODM to allocate resources and evaluate financial performance. All of our assets are located in the United States.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability

Level 3 - Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date

The fair value of cash was determined based on Level 1 inputs. The fair value of deposits of US Treasury bills, bond, and certificate of deposits, which were included in other assets in the condensed consolidated balance sheets, was determined based on Level 2 inputs. There were no assets or liabilities measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2021 and 2020. Our long-term debt was reported at carrying value.

Revenue and Accounts Receivable

Earned premium revenue consisted of premium revenue and capitation revenue for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Premium	$278,753	$224,292	$836,901	$651,650
Capitation	14,522	21,199	32,113	62,063
	$293,275	$245,491	$869,014	$713,713

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

On April 1, 2021, we launched two DCEs that participate in the CMS Innovation’s Direct Contracting Model. CMS serves as the claim adjudicator for institutional and specialists care, and directly pays for such fee for service claims. The DCEs are responsible for the cost of health care services related to the patient population attributed to the DCE by participating in 100% savings/losses via the risk share model and in some cases, are financially responsible for the supplemental benefits provided to the patients. The DCEs act as a principal in arranging for and controlling services provided directly by its contracts with primary care physicians, as well as services provided by preferred institutional care providers and specialists. Capitation payments for the DCE program are determined from an annual benchmark established by CMS. These payments, that are adjusted for variable considerations, represent revenue for providing health care service, including primary care as well as institutional and specialist care. The DCEs recognize capitation revenue for providing these services in the period in which the performance obligations are satisfied by transferring services to the members. Revenue recognized by the DCEs for the three and nine months ended September 30, 2021 was $11,948 and $25,400, respectively.

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

Our recognized premium revenue for our Medicare Advantage Plans in California, North Carolina and Nevada are each subject to a minimum annual medical loss ratio (“MLR”) of 85%. The MLR represents medical costs as a percentage of premium revenue. The Code of Federal Regulations define what constitutes medical costs and premium revenue, including certain additional expenses related to improving the quality of care provided, and to exclude certain taxes and fees, in each case as permitted or required by CMS and applicable regulatory requirements. If the minimum MLR is not met, we are required to remit a portion of the premiums back to the federal government. The amount remitted, if any, is recognized as an adjustment to premium revenues in the condensed consolidated statements of operations. There were no amounts payable for the MLR as of September 30, 2021 and December 31, 2020, respectively.

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

We record risk-sharing receivables and payables on a gross basis on the condensed consolidated balance sheet. Throughout the year, we evaluate expected losses on risk-sharing receivables and record the resulting expected losses to the reserve. We systematically build and release reserves based on adequacy and its assessment of expected losses on a monthly basis. Credit loss associated with risk share deficit receivables are recorded within medical expense in the condensed consolidated statements of operations. As of September 30, 2021 and December 31, 2020, we recorded a valuation allowance for substantially all of the risk-sharing receivable balance due to collection risk related to the balance. The risk-sharing payable is included within medical expenses payable on the condensed consolidated balance sheet.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits and restricted investments with financial institutions. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits. At September 30, 2021 and December 31, 2020, there was $500,436 and $205,882, respectively, in excess of FDIC-insured limits.

Industry Tax

Section 9010 of the Patient Protection and Affordable Care Act imposes an annual, nondeductible insurance industry tax (“Industry Tax”), which is levied proportionately across the insurance industry for risk-based products. The Industry Tax was estimated based on a ratio of our net premiums written compared to the US Health insurance total net premiums. The Industry Tax was $3,076 and $9,214 for the three and nine months ended September 30, 2020, respectively, and was reported as selling, general and administrative expenses. The Industry Tax has been repealed for calendar years beginning after December 31, 2020.

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

The Black-Scholes option pricing model requires the use of highly subjective assumptions, including the award’s expected term, the fair value of the underlying common stock, the expected volatility of the price of the common stock, risk-free interest rates, and the expected dividend yield of the common stock. The assumptions used to determine the fair value of the stock-based awards are management’s best estimates and involve inherent uncertainties and the application of judgment. The expected term represents the period the stock-based awards are expected to be outstanding. As we do not have sufficient historical experience for determining the expected term of the stock option awards granted, it was on the simplified method available under U.S. GAAP. As we do not have a substantial trading history, volatility assumptions were developed using the historical volatilities of a set of peer companies, adjusted for debt-equity leverage. Equity-based compensation expense for awards with service-based vesting only is recognized on a graded vesting schedule over the requisite service period of the awards, which is generally four years. We account for forfeitures as they occur.

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

Noncontrolling interest

Noncontrolling interest represents the portion of equity ownership in a subsidiary that is not attributable to Alignment Healthcare, Inc. The noncontrolling interest in a subsidiary is initially recognized at estimated fair value on April 1, 2021 and is presented within total equity in the Company's condensed consolidated balance sheets. There was no net loss attributable to the noncontrolling interest for the three and nine months ended September 30, 2021 as the Company was responsible for 100% of the net loss in the first year of operations of that subsidiary.

Net Income (Loss) per Share

Net income (loss) per share is calculated based on net income (loss) attributable to Alignment Healthcare, Inc.'s shareholders. The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to common stockholders	$(45,816)	$10,846	$(147,452)	$9,139
Denominator:
Total weighted-average common shares outstanding - basic and diluted	187,253,106	164,063,787	180,125,277	160,361,748
Less: Restricted shares of common stock	9,424,234	11,807,832	10,338,735	11,613,834
Total weighted-average common shares outstanding, net of restricted shares of common stock - basic and diluted	177,828,872	152,255,955	169,786,542	148,747,914
Net income (loss) per share:
Net income (loss) per share - basic and diluted	$(0.26)	$0.07	$(0.87)	$0.06

Basic net income (loss) per share is the same as diluted net loss per share for certain periods presented as the inclusion of all potentially dilutive shares would have been anti-dilutive.

In addition to the restricted shares of common stock, we also excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share as of September 30, 2021 and 2020:

	September 30,
	2021	2020
Stock options	11,165,009	—
Restricted stock units	1,692,512	—
Total	12,857,521	—

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

3. Fair Value

US Treasury bills and certificate of deposits are reported at amortized costs which is equivalent to fair value. The following tables present the carrying value and fair value of these financial instruments as of September 30, 2021 and December 31, 2020:

	September 30, 2021
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
US Treasury bills	$1,375	$—	$1,375	$—
Bond	905	—	905	—
Certificate of deposits	1,119	—	1,119	—
Total	$3,399	$—	$3,399	$—

	December 31, 2020
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
US Treasury bills	$325	$—	$325	$—
Bond	—	—	—	—
Certificate of deposits	1,115	—	1,115	—
Total	$1,440	$—	$1,440	$—

The carrying value of long-term debt represents the outstanding balance, net of unamortized debt issuance costs. As of September 30, 2021, the carrying value and fair value of our long-term debt was $148,967 and $151,653, respectively. As of December 31, 2020, the carrying value and fair value of our long-term debt was $144,168 and $149,965, respectively.

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

Our nonfinancial assets and liabilities, which include goodwill, intangible assets, property, and equipment, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess these assets for impairment. No such impairment resulted during the three and nine months ended September 30, 2021 and 2020.

4. Accounts Receivable

Accounts receivable consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Government receivables	$11,341	$10,392
Pharmacy rebates	32,919	25,888
Other receivables	3,485	3,860
Total accounts receivable	47,745	40,140
Allowance for credit losses	(74)	—
Accounts receivable, net	$47,671	$40,140

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

We recorded credit loss related to accounts receivable of $28 and $19 during the three months ended September 30, 2021 and 2020, respectively, and $74 and $54 during the nine months ended September 30, 2021 and 2020, respectively. The amounts were recorded in selling general, and administrative expenses in the condensed consolidated statements of operations.

5. Property and Equipment

Property and equipment consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Computers and equipment	$8,861	$8,309
Office equipment and furniture	4,403	4,363
Software	94,791	79,204
Leasehold improvements	6,116	6,083
Construction in progress	1,528	1,893
Subtotal	115,699	99,852
Less accumulated depreciation	(84,194)	(72,707)
Property and equipment-net	$31,505	$27,145

Depreciation expense for the three months ended September 30, 2021 and 2020 was $4,036 and $3,938, respectively, of which $53 and $87, respectively, were included in medical expenses. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $11,618 and $11,058, respectively, of which $159 and $280, respectively, were included in medical expenses.

6. Goodwill and Intangible Assets

Intangible assets consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$29,303	$—	$29,303	—
License (indefinite lived)	4,917	—	4,917	—
Plan member relationships	2,700	2,241	459	9 years
Other	1,050	516	534	2 - 10 years
	$37,970	$2,757	$35,213

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$29,303	$—	$29,303	—
License (indefinite lived)	4,500	—	4,500	—
Plan member relationships	2,700	2,034	666	9 years
Other	633	457	176	2 - 10 years
	$37,136	$2,491	$34,645

Amortization expense relating to intangible assets for the three months ended September 30, 2021 and 2020, was $97 and $82, respectively. Amortization expense for the nine months ended September 30, 2021 and 2020 was $266 and $246, respectively. Estimated amortization expense relating to intangible assets for each of the next five years ending December 31, is as follows:

Remainder of 2021	$97
2022	386
2023	226
2024	82
2025	60
Thereafter	142
$993

There were no impairment charges related to goodwill and intangible assets for the three months or nine months ended September 30, 2021 and 2020.

7. Medical Expenses Payable

The following table is a detail of medical expenses payable as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Claims incurred but not paid	$85,756	$82,391
Capitation payable, risk-sharing payable, and other	43,019	30,214
	$128,775	$112,605

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

The following table presents components of the change in medical expenses payable as of September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Claims incurred but not paid - beginning balance	$82,391	$83,939
Incurred related to:
Current year	246,352	199,541
Prior years	(4,034)	(17,458)
Total incurred, net of reinsurance	242,318	182,083
Payments related to:
Current year	170,496	134,879
Prior years	68,457	56,078
Total payments, net of reinsurance	238,953	190,957
Claims incurred but not paid - ending balance	85,756	75,065
Other medical expenses payable	43,019	28,965
Total medical expenses payable	$128,775	$104,030

In March 2020, the COVID-19 outbreak was declared a pandemic. The COVID-19 virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of the seniors we serve. For the three months ended March 31, 2021, we experienced higher claims costs due to COVID-19 related inpatient admissions. However, for the three months ended June 30, 2021, and the three months ended September 30, 2021, we saw a decline in COVID-related utilization (compared to the first quarter) as vaccination rates improved across our senior population. The Delta variant caused a rebound in COVID-related inpatient utilization during the three months ended September 30, 2021, however, the increase in utilization did not reach first quarter of 2021 levels given overall vaccination rates. While COVID had a less significant impact on our second and third quarter medical expense relative to our first quarter medical expense, we remain cautious of the potential impact of the Delta variant in the future. Cumulatively, the nine months incurred claims increased in 2021 due to higher membership. The ultimate impact of COVID-19 to us and our financial condition is presently unknown and we continue to monitor the impact of COVID-19 on our claims reserve estimate.

We re-examine previously established outstanding claims reserve estimates based on actual claims submissions and other changes in facts and circumstances. We recognized a favorable prior year development, excluding provision for adverse deviation, of $1,287 for the three months ended September 30, 2021, and an unfavorable prior year development, excluding provision for adverse deviation, of $48 in the nine months ended September 30, 2021.

8. Long-Term Debt

Long-term debt is recorded at carrying value in the consolidated balance sheets. The carrying value of long-term debt outstanding, net of unamortized debt issuance costs, consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Long-term debt	$153,033	$149,915
Less unamortized debt issuance costs	(4,066)	(5,747)
Long-term debt-net of amortization	148,967	144,168
Less current portion of long-term debt	—	—
Long-term debt - net of current portion	$148,967	$144,168

As of September 30, 2021, the total long-term debt balance of $153,033 included the principal balance of $135,000, the initial commitment fee of $6,750, and the payment-in-kind interest on the principal balance of $11,055. The payment-in-kind interest on the principal balance is also subject to the commitment fee which was $228 as of September 30, 2021. This amount was also included in the long-term debt balance.

The term loan matures in June 2023, at which time the full balance of the term loan, including the commitment fee and the payment-in-kind balance, will be due.

In addition, the term loan includes financial covenants regarding the maintenance of minimum liquidity of $6,000 of operating cash, as defined, on a consolidated basis, at least $10,000 in its cash accounts on a daily basis and minimum consolidated revenue amounts. The term loan also contains certain nonfinancial covenants. As of September 30, 2021 and December 31, 2020, we were in compliance with all financial and nonfinancial covenants.

The term loan was entered into by our wholly owned subsidiary and is also guaranteed by certain of our wholly owned subsidiaries and collateralized by all unrestricted assets of our subsidiaries.

9. Income Taxes

There was no income tax expense for the three and nine months ended September 30, 2021 and 2020.

We have cumulative NOLs as of September 30, 2021 and December 31, 2020. Given the history of losses, and after consideration for the risk associated with estimates of future taxable income, we established a full valuation allowance against net deferred tax assets at September 30, 2021 and December 31, 2020. As a result of the Tax Cuts and Jobs Act (“TCJA”), the federal NOLs generated in 2018 through 2020 will be carried forward indefinitely and are limited to an 80% deduction of taxable income. The 80% limitation is not applicable to NOLs generated before 2018. An exception to the TCJA federal NOL modification applies to nonlife insurance companies (e.g., Alignment Health Plan Inc.). Alignment Health Plan Inc.’s NOL treatment is the same as those NOLs generated in tax years 2017 and prior.

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

The following is a summary of the stock option transactions as of and for the three and nine months ended September 30, 2021:

	Stock Options Outstanding
(amounts in thousands, except shares and per share amount)	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2020	—	$—
Options granted	11,123,391	18.00
Options exercised	—	—
Options forfeited / expired	—	—
Balances as of March 31, 2021	11,123,391	$18.00
Options granted	14,560	26.06
Options exercised	—	—
Options forfeited / expired	(20,227)	18.00
Balances as of June 30, 2021	11,117,724	$18.01
Options granted	68,593	20.57
Options exercised	—	—
Options forfeited / expired	(21,308)	20.33
Balances as of September 30, 2021	11,165,009	$18.02	9.42	$—
Vested	—	$—	—	$—
Exercisable as of September 30, 2021	—	$—	—	$—

Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of our common stock. The aggregate intrinsic value of options exercised for the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2021 and 2020 was $0. The fair value of options granted during the three months ended September 30, 2021 and 2020 was $544 and $0, respectively. The fair value of options granted during the nine months ended September 30, 2021 and 2020 was $84,684 and $0 respectively.

The weighted-average assumptions used to determine the fair value of stock options granted during the periods presented were as follows:

	Nine Months Ended September 30,
	2021	2020
Expected term (in years)(1)	6.25	N/A
Expected volatility(2)	36.3% - 41.7%	N/A
Risk-free interest rate(3)	0.9% - 1.1%	N/A
Dividend yield(4)	0%	N/A

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

The following is a summary of RSA transactions as of and for the three and nine months ended September 30, 2021:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2020	—	$—
Converted	10,348,789	7.85
Granted	214,669	18.00
Vested	—	—
Unvested and outstanding as of March 31, 2021	10,563,458	$8.05
Converted	—	—
Granted	—	—
Vested	(192,578)	0.38
Unvested and outstanding as of June 30, 2021	10,370,880	$8.20
Converted	—	—
Granted	—	—
Vested	(1,403,855)	1.38
Forfeited	(22,946)	5.97
Unvested and outstanding as of September 30, 2021	8,944,079	$9.27

Restricted Stock Units

Restricted stock units ("RSU") generally vest 25% annually over four years.

The following is a summary of RSU transactions as of and for the three and nine months ended September 30, 2021:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2020	—	$—
Granted	1,517,000	18.00
Vested	—	—
Unvested and outstanding as of March 31, 2021	1,517,000	$18.00
Granted	148,892	24.08
Vested	—	—
Cancelled/forfeited	(28,442)	18.27
Unvested and outstanding as of June 30, 2021	1,637,450	$18.55
Granted	70,302	18.43
Vested	—	—
Cancelled/forfeited	(15,240)	19.49
Unvested and outstanding as of September 30, 2021	1,692,512	$18.54

Non-Employee Awards

During the three and nine months ended September 30, 2021, total payment of $0 and $10,328, respectively, under the Company’s Stock Payment arrangement, as discussed in Note 2, was settled upon our successful IPO in 573,782 shares of our common stock at $18 per share with 214,669 of such common stock restricted and vesting over of a performance period of four years. The unrecognized stock compensation related to these RSAs of $2,822 will be recognized over a graded vesting schedule over the performance period of the award.

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

The following table is a summary of SARs transactions as of and for the three months ended March 31, 2021. There was no activity related to the SARs subsequent to March 31, 2021 as the SARs were settled during the three months ended March 31, 2021.

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

The following table summarizes the equity-based awards activity as if the Series B and C Incentive Units were converted to RSA and common stock at the earliest period presented. There was no activity related to these Incentive Units subsequent to March 31, 2021 as these Incentive Units were converted to common stock and RSAs during the three months ended March 31, 2021.

Equivalent Shares of RSA and Common Stock
Balance as of December 31, 2020	23,882,595
Granted	—
Canceled	—
Redeemed	(231,313)
Converted into common stock	(13,602,982)
Converted into unvested RSAs	(10,048,300)
Balance as of March 31, 2021	—

Equivalent Shares of RSA and Common Stock
Balance as of December 31, 2019	22,185,514
Granted	—
Canceled	(324,330)
Redeemed	—
Balance as of March 31, 2020	21,861,184
Granted	192,023
Canceled	—
Redeemed	—
Balance as of June 30, 2020	22,053,207
Granted	2,494,204
Canceled	(492,769)
Redeemed	—
Balance as of September 30, 2020	24,054,642

The following table summarizes unvested equity-based awards activity as if the Series B and C Incentive Units were converted to restricted common stock at the earliest period presented:

Equivalent Shares of Restricted Common Stock
Balance as of December 31, 2020	11,805,828
Granted	—
Vested	(1,757,528)
Converted into unvested RSAs	(10,048,300)
Balance as of March 31, 2021	—

Equivalent Shares of Restricted Common Stock
Balance as of December 31, 2019	12,856,273
Granted	—
Vested	(1,988,819)
Balance as of March 31, 2020	10,867,454
Granted	192,023
Vested	(175,087)
Balance as of June 30, 2020	10,884,390
Granted	2,494,204
Vested	(1,219,915)
Balance as of September 30, 2020	12,158,679

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

Equity-Based Compensation Expense

We recognized equity-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2021	2020	2021	2020
Cash settlement of SARs	$—	$—	$11,399	$—
Modification charge from performance-based Incentive Units and SARs	—	—	921	—
Other	30,511	304	80,865	980
Total equity-based compensation expense	$30,511	$304	$93,185	$980

Total equity-based compensation expense was presented on the condensed statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2021	2020	2021	2020
Selling, general and administrative expenses	$28,076	$304	$81,727	$980
Medical expenses	2,435	—	11,458	—
Total equity-based compensation expense	$30,511	$304	$93,185	$980

As of September 30, 2021, there was $142,040 in unrecognized compensation expense related to all non-vested awards (RSAs, options and RSUs) that will be recognized over the weighted-average period of 2.73 years.

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

Certain states regulate the payment of dividends, loans, or other cash transfers from our regulated subsidiaries to our non-regulated subsidiaries and parent company. Such payments may require approval by state regulatory authorities and are limited based on certain financial criteria, such as the entity’s level of statutory income and statutory capital and surplus, or the entity’s level of tangible net equity or net worth, amongst other measures. These regulations vary by state. We were in compliance with the RBC and TNE requirements as of September 30, 2021 and December 31, 2020.

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

We may be involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate resolution of legal proceedings is not expected to have a material adverse effect on the condensed consolidated financial statements. Amounts accrued for legal proceedings were not material as of September 30, 2021 and December 31, 2020.

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

Overview

Alignment is a next generation, consumer-centric platform that is revolutionizing the healthcare experience for seniors. We deliver this experience through our Medicare Advantage plans, which are customized to meet the needs of a diverse array of seniors. Our innovative model of consumer-centric healthcare is purpose-built to provide seniors with care as it should be: high quality, low cost and accompanied by a vastly improved consumer experience. We combine a proprietary technology platform and a high-touch clinical model that enhances our members’ lifestyles and health outcomes while simultaneously controlling costs, which allows us to reinvest savings back into our platform and products to directly benefit the senior consumer. We have grown Health Plan Membership, which we define as members enrolled in our HMO and PPO contracts, from approximately 13,000 at inception to over 86,000 today, representing a 32% compound annual growth rate across 22 markets and 3 states. Our ultimate goal is to bring this differentiated, advocacy-driven healthcare experience to millions of senior consumers in the United States and to become the most trusted senior healthcare brand in the country.

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

Recent Developments

Market and Product Expansion

In June 2021, Alignment announced several anticipated 2022 market expansions, including:

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

In addition, Alignment announced multiple product expansions effective January 2022, including:

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

Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future will be, driven by our ability to:

•
Capitalize on Our Existing Market Growth Opportunity: Our ability to attract and retain members to grow in our existing markets depends on our ability to offer a superior value proposition. We have proven that we can compete against, and take market share from, large established players in highly competitive markets. According to CMS data, in our California markets, we were one of the top two Medicare Advantage Organizations in terms of HMO net membership growth between January 2016 and January 2021. Furthermore, there are over 2.8 million Medicare-eligible individuals enrolled in Medicare Advantage plans in our existing 22 counties, of which our ~86,000 Health Plan Members represents only 3% market share. We believe that there are still significant opportunities for future growth even in our most mature markets where we have a 10-20% market share. Additionally, we are evaluating other opportunities to leverage our historical investments in our technology platform and our comprehensive clinical model across our existing and potentially new geographies. As an example, we recently entered into CMS Innovation Center’s Direct Contracting program, which allows us to partner directly with physicians to help manage their Medicare FFS patient populations and participate in the upside and downside risk associated with managing the health of such patients. As of September 30, 2021, we have approximately 5,400 members in our DCE arrangement with our clinician partners in North Carolina. While still early, we believe this DCE partnership is indicative of the value we can potentially deliver to a broader set of seniors in traditional Medicare over time.
•
Drive Growth and Consistent Outcomes Through New Market Expansion: We enter new markets with the goal of building brand awareness across our key stakeholders to achieve meaningful market share over time. We intend to focus on markets with significant senior populations where we expect to be able to replicate our model most effectively. Our analytical framework for selecting new markets to enter evaluates a number of factors, including: the presence of aligned provider partners, our ability to compete effectively based on the richness of our products, and our ability to build and deploy local market care delivery teams efficiently. Our willingness to make growth investments is underpinned by our proven success in a diverse array of markets across our existing geographic footprint. Enabled by AVA, we have been successful in rural, urban and suburban markets, as well as markets with varying degrees of provider and health system competition and control. Our existing markets also feature a diverse array of membership profiles across ethnicities, income levels and acuity. Over the last two years, we have expanded into six to seven new markets per year, and anticipate expanding into 16 new markets in 2022.
•
Provide Superior Service, Care and Consumer Satisfaction: We are highly focused on providing superior service and care to our members and on maintaining high levels of consumer satisfaction, which are key to our financial performance and growth. The CMS Five Star Quality Rating System provides economic incentives to Medicare Advantage plans that achieve higher star ratings by (i) meeting certain care criteria (such as completing particular preventative screening procedures or ensuring proper follow-up care is provided for specific conditions or episodes) and (ii) receiving high member satisfaction ratings. These incentives impact financial performance in the year following the CMS Rating Year (for example, CMS’ announcement of the 2021 Ratings occurred in the second half of 2020, and will impact our financial performance in 2022). For CMS Rating Years 2018-2022, over 99% of our California members have been in a CMS contract achieving at least a 4 Star overall rating (the remaining members were in a CMS contract that had too few members to be measured). This is important to our financial performance, as (i) earning a 4 Star rating generally allows us to receive a 5% bonus to our revenue benchmark rate in our bids (subject to certain county-level adjustments), and (ii) a 4.5 Star rating allows us to retain a larger portion of the savings our model creates relative to our benchmark by increasing our rebate percentage from 65% to 70% of savings, both of which allow us to offer richer coverage and supplemental benefits. Our Medicare Advantage plans in California currently have a 4 Star rating, and our plans in Nevada and North Carolina do not yet have independent Star ratings due to our limited operating history in those markets. As a result, payments in Nevada and North Carolina are expected to be based on our Star rating in California for the next several years.
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

Executive Summary

The following table presents key financial statistics for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in '000's, except percentages)	2021	2020	% Change	2021	2020	% Change
Health plan membership	86,000	66,500	29.3%	86,000	66,500	29.3%
Medical benefits ratio	85.7%	76.7%	9.0%	88.3%	80.6%	7.7%
Revenues	$293,466	$247,867	18.4%	$869,499	$716,813	21.3%
Net income (loss)	$(45,816)	$10,846	NM	$(147,452)	$9,139	NM
Adjusted EBITDA(1)	$(5,512)	$19,441	NM	$(24,244)	$34,046	NM
Adjusted gross profit (1)	$41,964	$57,874	-27.5%	$101,646	$139,115	-26.9%

(1)
See “Adjusted EBITDA” and "Adjusted Gross Profit" below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Health Plan Membership

We define Health Plan Membership as the number of members enrolled in our HMO and PPO contracts as of the end of a reporting period. We believe this is an important metric to assess growth of our underlying business, which is indicative of our ability to consistently offer a superior value proposition to seniors. This metric excludes third party payor members with respect to which we are at-risk for managing their healthcare expenditures, which represented approximately 600 members and 7,600 members as of September 30, 2021 and 2020, respectively. It also excludes the approximately 5,400 traditional Medicare seniors for which we are at-risk for managing their healthcare expenditures through our DCE contracts with CMS.

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

Adjusted gross profit is reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(dollars in thousands)
Income (loss) from operations	$(41,450)	$15,060	$(134,606)	$22,532
Add back:
Equity-based compensation (medical expenses)	2,435	—	11,458	—
Depreciation (medical expenses)	53	87	159	280
Depreciation and amortization	4,080	3,933	11,725	11,024
Selling, general, and administrative expenses	76,846	38,794	212,910	105,279
Total add back	83,414	42,814	236,252	116,583
Adjusted gross profit	$41,964	$57,874	$101,646	$139,115
Adjusted gross profit %	14.3%	23.3%	11.7%	19.4%

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

When we determine, on an annual basis, whether we have satisfied the CMS minimum Medical Loss Ratio of 85%, adjustments are made to the MBR calculation to include certain additional expenses related to improving the quality of care provided, and to exclude certain taxes and fees, in each case as permitted or required by CMS and applicable regulatory requirements.

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

Adjusted EBITDA is reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(dollars in thousands)
Net income (loss)	$(45,816)	$10,846	$(147,452)	$9,139
Add back:
Interest expense	4,414	4,271	12,991	12,623
Depreciation and amortization	4,133	4,020	11,884	11,304
EBITDA	(37,269)	19,137	(122,577)	33,066
Equity-based compensation(1)	30,511	304	93,185	980
Reorganization and transaction-related expenses(2)	457	—	4,058	—
Acquisition expenses(3)	789	—	1,090	—
Adjusted EBITDA	$(5,512)	$19,441	$(24,244)	$34,046

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

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(dollars in thousands)
Revenues:
Earned premiums	$293,275	$245,491	$869,014	$713,713
Other	191	2,376	485	3,100
Total revenues	293,466	247,867	869,499	716,813
Expenses:
Medical expenses	253,990	190,080	779,470	577,978
Selling, general and administrative expenses	76,846	38,794	212,910	105,279
Depreciation and amortization	4,080	3,933	11,725	11,024
Total expenses	334,916	232,807	1,004,105	694,281
Income (loss) from operations	(41,450)	15,060	(134,606)	22,532
Other expenses:
Interest expense	4,414	4,271	12,991	12,623
Other (income) expenses	(48)	(57)	(145)	770
Total other expenses	4,366	4,214	12,846	13,393
Income (loss) before income taxes	(45,816)	10,846	(147,452)	9,139
Provision for income taxes	—	—	—	—
Net income (loss)	$(45,816)	$10,846	$(147,452)	$9,139

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(% of revenue)
Revenues:
Earned premiums	100%	100%	100%	100%
Other	—	—	—	—
Total revenues	100	100	100	100
Expenses:
Medical expenses	87	77	90	81
Selling. general and administrative expenses	26	16	24	15
Depreciation and amortization	1	1	1	1
Total expenses	114	94	115	97
Income (loss) from operations	(14)	6	(15)	3
Other expenses:
Interest expense	2	2	2	2
Other (income) expenses	—	—	—	—
Total other expenses	2	2	2	2
Loss before income taxes	(16)	4	(17)	1
Provision for income taxes	—	—	—	—
Net income (loss)	(16)%	4%	(17)%	1%

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

Revenues

	Three Months Ended September 30,		Change
	2021	2020	$	%
(dollars in thousands)
Revenues:
Earned premiums	$293,275	$245,491	$47,784	19.5%
Other	191	2,376	(2,185)	(92.0)%
Total revenues	$293,466	$247,867	$45,599	18.4%

	Nine Months Ended September 30,		Change
	2021	2020	$	%
(dollars in thousands)
Revenues:
Earned premiums	$869,014	$713,713	$155,301	21.8%
Other	485	$3,100	(2,615)	(84.4)%
Total revenues	$869,499	$716,813	$152,686	21.3%

Revenues. Revenues were $293.5 million and $247.9 million for the three months ended September 30, 2021 and 2020, respectively, an increase of $45.6 million or 18.4%. Revenues were $869.5 million and $716.8 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $152.7 million or 21.3%. For both periods, the increase was driven primarily by growth in Alignment’s Health Plan membership in 2021 as compared to 2020, which resulted in Health Plan premium revenue growth of 24.3% year over year for the quarter ended September 30, 2021, and 28.4% for the nine months ended September 30, 2021. Health Plan premium revenue growth was offset by a reduction in capitation revenue from third party payors.

Expenses

	Three Months Ended September 30,		Change
	2021	2020	$	%
(dollars in thousands)
Expenses:
Medical expenses	$253,990	$190,080	$63,910	33.6%
Selling, general and administrative expenses	76,846	38,794	38,052	98.1%
Depreciation and amortization	4,080	3,933	147	3.7%
Total expenses	$334,916	$232,807	$102,109	43.9%

	Nine Months Ended September 30,		Change
	2021	2020	$	%
(dollars in thousands)
Expenses:
Medical expenses	$779,470	$577,978	$201,492	34.9%
Selling, general and administrative expenses	212,910	105,279	107,631	102.2%
Depreciation and amortization	11,725	11,024	701	6.4%
Total expenses	$1,004,105	$694,281	$309,824	44.6%

Medical Expenses. Medical expenses were $254.0 million and $190.1 million for the three months ended September 30, 2021 and 2020, respectively, an increase of $63.9 million, or 33.6%. Medical expenses were $779.5 million and $578.0 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $201.5 million, or 34.9%. For both periods, the increase was driven primarily by growth in Alignment’s Health Plan membership in 2021 as compared to 2020. In addition, the increase for the three and nine months ended September 30, 2021 was partially due to $2.4 million and $11.5 million, respectively, of equity-based compensation recorded to medical expenses due to the issuance of shares related to the IPO. Overall, medical expenses grew at a higher rate than total revenues due to a combination of mix shift of membership away from Alignment's third-party payor members from 2020 to 2021, and the impact of COVID-19 on utilization in 2021. For January and February 2021, we experienced an increase in inpatient admissions due to COVID-related hospitalizations. The ultimate impact of COVID-19 to us and our financial condition is presently unknown and we continue to monitor the impact of COVID-19 on our claims reserve estimate.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $76.9 million and $38.8 million for the three months ended September 30, 2021 and 2020, respectively, an increase of $38.1 million, or 98.1%. Selling, general and administrative expenses were $212.9 million and $105.3 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $107.6 million, or 102.2%. For both periods, the increase was primarily due to equity-based compensation of $28.1 million and $81.7 million for the three and nine months ended September 30, 2021, respectively. Excluding the equity-based compensation in the third quarter of 2021, our selling, general and administrative expenses increased 26.7% from the third quarter of 2020. Excluding the equity-based compensation for the first nine months of 2021, our, selling, general and administrative expenses increased 25.8% from the first nine months of 2020. The remaining increase was driven by ongoing investments and expenditures in sales and marketing to drive the growth of Alignment’s Health Plan membership, continued hiring of employees to support that growth, and investments related to the IPO.

Depreciation and Amortization. Depreciation and amortization expense was $4.1 million and $3.9 million for the three months ended September 30, 2021 and 2020, respectively, an increase of $0.2 million, or 3.7%. Depreciation and amortization expense was $11.7 million and $11.0 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $0.7 million, or 6.4%. For both periods, the increase was primarily due to the amount and timing of our capital expenditures and the associated depreciation relative to 2020.

Other Expenses

Interest expense. Interest expense was $4.4 million and $4.3 million for the three months ended September 30, 2021 and 2020, respectively, an increase of $0.1 million or 3.3%. Interest expense was $13.0 million and $12.6 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $0.4 million or 2.9%.

Other (income) expenses. Other (income) expenses were $(0.1) million and $(0.1) million for the three months ended September 30, 2021 and 2020, respectively. Other (income) expenses were $(0.2) million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $1.0 million. The decrease in expenses was primarily due to losses on the disposal of assets in 2020 that did not recur in 2021.

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

Prior to the IPO, we have financed our operations principally through private placements of our equity securities, revenues, and a loan agreement with CR Group (“CRG”). As of September 30, 2021, we had $500.5 million in cash. We may incur operating losses in the future due to the investments we intend to continue to make in expanding our operations and sales and marketing and due to additional general and administrative costs we expect to incur in connection with operating as a public company. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

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

Term Loan

On August 21, 2018, we entered into a term loan with CRG for $80 million, with an option to borrow up to an additional $20.0 million (as amended, the “Term Loan”). In April 2019, we amended the Term Loan to increase its borrowing capacity by $75.0 million and drew down $35 million in May 2019. The Term Loan was subject to a commitment fee of $6.8 million and we incurred debt issuance costs of $3.6 million. The Term Loan matures in June 2023, at which time the full balance of the Term Loan, including the commitment fee and the payment-in-kind balance, will be due.

The commitment fees are deferred as part of debt issuance costs and are amortized to interest expense over the term using the effective interest method. The debt issuance costs are being amortized to interest expense over the term using the effective interest method.

The Term Loan bears interest at a rate of 10.25% payable on a quarterly basis. We have the option to pay a portion of the interest in cash with the remaining portion of the interest added to the principal balance as a payment-in-kind. The payment-in-kind is also subject to a commitment fee of 5%. The cash and payment-in-kind interest rates were 7.75% and 2.50%, respectively, through April 2019, and then converted to 7.50% and 2.75%, respectively. In 2019 and 2020, we utilized our option to pay the quarterly interest payments in both cash and payment-in-kind. As of September 30, 2021, the payment-in-kind balance was $11.0 million.

Our total long-term debt balance of $153.0 million as of September 30, 2021 included the principal balance of $135.0 million, the initial commitment fee of $6.8 million, and the payment-in-kind interest on the principal balance of $11.0 million. The payment-in-kind interest on the principal balance is also subject to the commitment fee which was $0.2 million as of September 30, 2021. The amount was included in the long-term debt balance.

In addition, the Term Loan includes financial covenants regarding the maintenance of minimum liquidity of $6.0 million of operating cash, as defined, on a consolidated basis, at least $10.0 million in its cash accounts on a daily basis and minimum consolidated revenue amounts in the calendar years through 2022. As of September 30, 2021, we were in compliance with the financial covenants. The Term Loan is guaranteed by certain of our wholly owned subsidiaries and collateralized by all unrestricted assets.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020
Net cash provided by (used) in operating activities	$(48,642)	$17,707
Net cash used in investing activities	(17,864)	(11,633)
Net cash provided by financing activities	360,130	130,268
Net change in cash	293,624	136,342
Cash and restricted cash at beginning of period	207,811	86,484
Cash and restricted cash at end of period	$501,435	$222,826

Operating Activities

For the nine months ended September 30, 2021, net cash used in operating activities was $48.6 million, a decrease of $66.3 million compared to net cash provided by operating activities of $17.7 million for the nine months ended September 30, 2020. Significant changes impacting net cash provided by operating activities for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 were as follows: Increase in net loss offset by adjustments for non-cash items such as equity-based compensation and common stock payments.

Investing Activities

For the nine months ended September 30, 2021, net cash used in investing activities was $17.9 million, an increase of $6.3 million compared to net cash used in investing activities of $11.6 million for the nine months ended September 30, 2020. The increase primarily relates to incremental capital expenditures related to information technology and infrastructure projects and asset acquisition.

Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities was $360.1 million, an increase of $229.8 million compared to net cash provided by financing activities of $130.3 million for the nine months ended September 30, 2020. The increase primarily relates to proceeds from the IPO in the first quarter of 2021 which was higher than the funding received in the first nine months of 2020.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations disclosed in our IPO Prospectus.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2021.

Changes to our Internal Controls over Financial Reporting:

There were no material changes in our internal control over financial reporting during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees began working remotely in March 2020. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three-months ended September 30, 2021.

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

Alignment Healthcare, Inc.

Date: November 4, 2021	By:	/s/ John Kao
John Kao
President and Chief Executive Officer

Date: November 4, 2021	By:	/s/ Thomas Freeman
Thomas Freeman
Chief Financial Officer