Form 10-Q
period 2022-03-31
Alignment Healthcare, Inc.
filed 2022-05-05
CIK 1832466

premium

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, the registrant had 187,256,693 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alignment Healthcare, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except par value and share amounts)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current Assets:
Cash	$448,835	$466,600
Accounts receivable (less allowance for credit losses of $119 at March 31, 2022 and $111 at December 31, 2021, respectively)	84,527	58,512
Prepaid expenses and other current assets	32,829	27,747
Total current assets	566,191	552,859
Property and equipment, net	31,747	30,358
Right of use asset, net	7,354	7,853
Goodwill and intangible assets, net	36,345	35,116
Other assets	4,977	4,709
Total assets	$646,614	$630,895
Liabilities and Stockholders' Equity
Current Liabilities:
Medical expenses payable	$154,963	$125,886
Accounts payable and accrued expenses	16,443	17,431
Accrued compensation	23,564	23,928
Total current liabilities	194,970	167,245
Long-term debt, net of debt issuance costs	152,256	150,620
Long-term portion of lease liabilities	6,103	6,975
Total liabilities	353,329	324,840
Commitments and Contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $.001 par value; 100,000,000 and 0 shares authorized as of March 31, 2022 and December 31, 2021, respectively; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $.001 par value; 1,000,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 187,414,057 and 187,193,613 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	187	187
Additional paid-in capital	916,594	888,547
Accumulated deficit	(623,511)	(582,694)
Total Alignment Healthcare, Inc. stockholders' equity	293,270	306,040
Noncontrolling interest	15	15
Total stockholders' equity	293,285	306,055
Total liabilities and stockholders' equity	$646,614	$630,895

See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Earned premiums	$345,292	$267,000
Other	234	82
Total revenues	345,526	267,082
Expenses:
Medical expenses	303,758	251,095
Selling, general, and administrative expenses	74,293	64,914
Depreciation and amortization	3,950	3,737
Total expenses	382,001	319,746
Loss from operations	(36,475)	(52,664)
Other expenses:
Interest expense	4,401	4,248
Other (income) expenses	(59)	(38)
Total other expenses	4,342	4,210
Loss before income taxes	(40,817)	(56,874)
Provision for income taxes	—	—
Net loss attributable to Alignment Healthcare, Inc.	$(40,817)	$(56,874)

Total weighted-average common shares outstanding - basic and diluted	178,874,192	154,432,027
Net loss per share - basic and diluted	$(0.23)	$(0.37)

See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(amounts in thousands, except par value and share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2021	187,193,613	$187	$888,547	$(582,694)	$15	$306,055
Net loss attributable to Alignment Healthcare, Inc.	—	—	—	(40,817)	—	(40,817)
Issuance of common stock upon vesting of restricted stock units	383,508	—	—	—	—	—
Forfeitures	(163,064)	—	—	—	—	—
Equity-based compensation	—	—	28,047	—	—	28,047
Balance at March 31, 2022	187,414,057	$187	$916,594	$(623,511)	$15	$293,285

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2020(1)	164,063,787	$164	$417,855	$(387,408)	$—	$30,611
Net loss attributable to Alignment Healthcare, Inc.	—	—	—	(56,874)	—	(56,874)
Issuance of common stock upon initial public offering at $18 per share, net of issuance costs of $28,999	21,700,000	22	361,579	—	—	361,601
Issuance of common stock to third-party business partners	573,782	1	6,479	—	—	6,480
Issuance of common stock to stock appreciation rights holders	936,213	1	11,509	—	—	11,510
Equity-based compensation	—	—	2,398	—	—	2,398
Equity repurchase	—	—	(1,474)	—	—	(1,474)
Balance at March 31, 2021	187,273,782	$188	$798,346	$(444,282)	$—	$354,252
(1)
The consolidated balances as of December 31, 2020 were derived from the audited consolidated financial statements as of that date and were retroactively adjusted, including shares and per share amounts, as a result of the Reorganization. See Note 1 to the condensed consolidated financial statements for additional details.

See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities:
Net loss	$(40,817)	$(56,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit loss	53	8
Depreciation and amortization	3,993	3,789
Amortization-debt issuance costs and investment discount	566	550
Payment-in-kind interest	1,070	1,015
Equity-based compensation and common stock payments	28,047	20,388
Non-cash lease expense	715	648
Changes in operating assets and liabilities:
Accounts receivable	(26,050)	(9,326)
Prepaid expenses and other current assets	(5,079)	(9,547)
Other assets	(167)	(6)
Medical expenses payable	29,077	16,069
Accounts payable and accrued expenses	(1,656)	(298)
Accrued compensation	(364)	(3,691)
Lease liabilities	(1,026)	(832)
Net cash used in operating activities	(11,638)	(38,107)
Investing Activities:
Purchase of business, net of cash received	(1,113)	—
Purchase of investments	(850)	(750)
Sale of investments	750	750
Acquisition of property and equipment	(4,914)	(4,446)
Net cash used in investing activities	(6,127)	(4,446)
Financing Activities:
Equity repurchase	—	(1,474)
Issuance of common stock	—	390,600
Common stock issuance costs	—	(25,467)
Net cash provided by financing activities	—	363,659
Net increase (decrease) in cash	(17,765)	321,106
Cash and restricted cash at beginning of period	468,350	207,811
Cash and restricted cash at end of period	$450,585	$528,917
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,758	$2,682
Supplemental non-cash investing and financing activities:
Acquisition of property in accounts payable	$331	$474
Purchase of business in accounts payable	$240	$—
Common stock issuance costs included in accounts payable and accrued expenses	$—	$3,532

The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets to the total above:

	March 31, 2022	March 31, 2021
Cash	$448,835	$528,417
Restricted cash in other assets	1,750	500
Total	$450,585	$528,917

See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share amounts)

1. Organization

Alignment Healthcare, Inc. (collectively, “we” or “us” or “our” or the “Company”), formerly, Alignment Healthcare Holdings, LLC, is a next generation, consumer-centric health care platform that is purpose-built to provide seniors with high quality, affordable care with a vastly improved consumer experience. Enabled by our innovative technology and care delivery model, the Company focuses on improving outcomes in the Medicare Advantage sector. The Company’s operations primarily consist of Medicare Advantage Plans in the states of California, North Carolina, Nevada, and Arizona.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of the Company, our subsidiaries, and three immaterial variable interest entities in which we are the primary beneficiary. All intercompany transactions have been eliminated in consolidation. Noncontrolling interest is presented within the equity section of the condensed consolidated balance sheets.

We have no components of other comprehensive income (loss), and accordingly, comprehensive income (loss) is the same as the net income (loss) for all periods presented.

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2021 we determined that $7,838 reflected in the accumulated deficit beginning balance as of January 1, 2019 should have been reflected as additional paid-in capital. As such, the balances at January 1, 2021 in the Consolidated Statement of Stockholders' Equity were corrected resulting in an increase in accumulated deficit and additional paid-in capital for the corresponding amount. Management has concluded that the correction is not material to the previously issued consolidated financial statements.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability

Level 3 - Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date

The fair value of cash and restricted cash was determined based on Level 1 inputs. The fair value of US Treasury bills and certificate of deposits, which were included in other assets in the condensed consolidated balance sheets, was determined based on Level 2 inputs. There were no assets or liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2022 and 2021. Our long-term debt was reported at carrying value.

Revenue and Accounts Receivable

Earned premium revenue consisted of premium revenue and capitation revenue for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Premium	$330,878	$264,713
Capitation	14,414	2,287
	$345,292	$267,000

Premium revenue is derived monthly from the federal government based on our contract with the Centers for Medicare and Medicaid Services (“CMS”). In accordance with this arrangement, we assume the responsibility for the outcomes and the economic risk of funding our members’ health care, supplemental benefits and related administration costs. We recognize premium revenue in the month that members are entitled to receive health care services, and premiums collected in advance are deferred. The monthly reimbursement includes a fixed payment per member per month (“PMPM”), which is adjusted based on certain risk factors derived from medical diagnoses and conditions of our members. The adjustments are estimated by projecting the ultimate annual premium and are recognized ratably during the year, with adjustments each period to reflect changes in the estimated ultimate premium. Premiums are also recorded net of estimated uncollectible amounts and retroactive membership adjustments.

Capitation revenue consists primarily of capitated fees for medical care services provided by us under arrangements with third-party payors and from CMS related to our Direct Contracting Entities ("DCE").

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

The premium and capitation payments we receive monthly from CMS for our members are determined from our annual bid or similarly from third-party payors under our capitation arrangement. These payments represent revenues for providing health care coverage, including Medicare Part D benefits. Under the Medicare Part D program, our members and the members of the third-party payors receive standard drug benefits. We may also provide enhanced benefits at our own expense. We recognize premium or capitation revenue for providing this insurance coverage in the month that members are entitled to receive health care services and any premium or capitation collected in advance is deferred. Our CMS payment related to Medicare Part D is subject to risk sharing through the Medicare Part D risk corridor provisions.

On April 1, 2021, we launched two DCEs that participate in the CMS Innovation’s Direct Contracting Model. CMS serves as the claim adjudicator for institutional and specialists care, and directly pays for such fee for service claims. The DCEs are responsible for the cost of health care services related to the patient population attributed to the DCE by participating in 100% savings/losses via the risk share model and in some cases, are financially responsible for the supplemental benefits provided to the patients. The DCEs act as a principal in arranging for and controlling services provided directly by its contracts with primary care physicians, as well as services provided by preferred institutional care providers and specialists. Capitation payments for the DCE program are determined from an annual benchmark established by CMS. These payments, that are adjusted for variable considerations, represent revenue for providing health care service, including primary care as well as institutional and specialist care. The DCEs recognize capitation revenue for providing these services in the period in which the performance obligations are satisfied by transferring services to the members. Revenue recognized by the DCEs for the three months ended March 31, 2022 was $12,302.

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

Our recognized premium revenue for our Medicare Advantage Plans in California, North Carolina, Nevada, and Arizona are each subject to a minimum annual medical loss ratio (“MLR”) of 85%. The MLR represents medical costs as a percentage of premium revenue. The Code of Federal Regulations define what constitutes medical costs and premium revenue, including certain additional expenses related to improving the quality of care provided, and to exclude certain taxes and fees, in each case as permitted or required by CMS and applicable regulatory requirements. If the minimum MLR is not met, we are required to remit a portion of the premiums back to the federal government. The amount remitted, if any, is recognized as an adjustment to premium revenues in the condensed consolidated statements of operations. There were no amounts payable for the MLR as of March 31, 2022 and December 31, 2021, respectively.

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

Pharmacy costs represent payments for members’ prescription drug benefits, net of rebates from drug manufacturers. Receivables for such pharmacy rebates are included in accounts receivable in the condensed consolidated balance sheets.

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

We record risk-sharing receivables and payables on a gross basis on the condensed consolidated balance sheet. Throughout the year, we evaluate expected losses on risk-sharing receivables and record the resulting expected losses to the reserve. We systematically build and release reserves based on adequacy and its assessment of expected losses on a monthly basis. Credit loss associated with risk share deficit receivables are recorded within medical expense in the condensed consolidated statements of operations. As of March 31, 2022 and December 31, 2021, we recorded a valuation allowance for all of the risk-sharing receivable balance due to collection risk related to the balance. The risk-sharing payable is included within medical expenses payable on the condensed consolidated balance sheet.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits and restricted investments with financial institutions. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits. At March 31, 2022 and December 31, 2021, there was $447,711 and $465,824, respectively, in excess of FDIC-insured limits.

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

The Black-Scholes option pricing model requires the use of highly subjective assumptions, including the award’s expected term, the fair value of the underlying common stock, the expected volatility of the price of the common stock, risk-free interest rates, and the expected dividend yield of the common stock. The assumptions used to determine the fair value of the stock-based awards are management’s best estimates and involve inherent uncertainties and the application of judgment. The expected term represents the period the stock-based awards are expected to be outstanding. As we do not have sufficient historical experience for determining the expected term of the stock option awards granted, we utilize the simplified method available under U.S. GAAP. As we do not have a substantial trading history, volatility assumptions were developed using a combination of the Company's historical volatility and the historical volatilities of a set of peer companies, adjusted for debt-equity leverage. Equity-based compensation expense for awards with service-based vesting only is recognized on a graded vesting schedule over the requisite service period of the awards, which is generally four years. We account for forfeitures as they occur.

Equity-based compensation is recorded within selling, general and administrative expenses, and medical expenses based on the function of the applicable employee and non-employee.

Noncontrolling interest

Noncontrolling interest represents the portion of equity ownership in a subsidiary that is not attributable to Alignment Healthcare, Inc. The noncontrolling interest in a subsidiary is initially recognized at estimated fair value on April 1, 2021 and is presented within total equity in the Company's condensed consolidated balance sheets. There was no net loss attributable to the noncontrolling interest for the three months ended March 31, 2022 and 2021 as the Company was responsible for 100% of the net loss in the first year of operations of that subsidiary.

Net Loss per Share

Net loss per share is calculated based on net loss attributable to Alignment Healthcare, Inc.'s shareholders. The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(40,817)	$(56,874)
Denominator:
Total weighted-average common shares outstanding - basic and diluted	187,091,570	165,611,120
Less: Restricted shares of common stock	8,217,378	11,179,093
Total weighted-average common shares outstanding, net of restricted shares of common stock - basic and diluted	178,874,192	154,432,027
Net loss per share:
Net loss per share - basic and diluted	$(0.23)	$(0.37)

Basic net loss per share is the same as diluted net loss per share for certain periods presented as the inclusion of all potentially dilutive shares would have been anti-dilutive.

In addition to the restricted shares of common stock, we also excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share as of March 31, 2022 and 2021:

	March 31,
	2022	2021
Stock options	11,925,082	11,123,391
Restricted stock units	4,284,230	1,517,000
Total	16,209,312	12,640,391

Recent Accounting Pronouncements Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial position or results of operations upon adoption.

3. Fair Value

US Treasury bills and certificate of deposits are reported at amortized costs which is equivalent to fair value. The following tables present the carrying value and fair value of these financial instruments as of March 31, 2022 and December 31, 2021:

	March 31, 2022
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
US Treasury bills	$1,375	$—	$1,375	$—
Certificate of deposits	1,172	—	1,172	—
Total	$2,547	$—	$2,547	$—

	December 31, 2021
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
US Treasury bills	$1,375	$—	$1,375	$—
Certificate of deposits	1,071	—	1,071	—
Total	$2,446	$—	$2,446	$—

The carrying value of long-term debt represents the outstanding balance, net of unamortized debt issuance costs. As of March 31, 2022, the carrying value and fair value of our long-term debt was $152,256 and $153,669, respectively. As of December 31, 2021, the carrying value and fair value of our long-term debt was $150,620 and $154,367, respectively.

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

Our nonfinancial assets and liabilities, which include goodwill, intangible assets, property, and equipment, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess these assets for impairment. No such impairment resulted during the three months ended March 31, 2022 and 2021.

4. Accounts Receivable

Accounts receivable consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Government receivables	$36,575	$19,685
Pharmacy rebate receivables	43,931	34,376
Other receivables	4,140	4,562
Total accounts receivable	84,646	58,623
Allowance for credit losses	(119)	(111)
Accounts receivable, net	$84,527	$58,512

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

We recorded credit loss related to accounts receivable of $53 and $8 during the three months ended March 31, 2022 and 2021, respectively. The amounts were recorded in selling general, and administrative expenses in the condensed consolidated statements of operations.

5. Property and Equipment

Property and equipment consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Computers and equipment	$9,530	$9,164
Office equipment and furniture	4,438	4,416
Software	103,050	98,031
Leasehold improvements	6,196	6,196
Construction in progress	596	753
Subtotal	123,810	118,560
Less accumulated depreciation	(92,063)	(88,202)
Property and equipment-net	$31,747	$30,358

Depreciation expense for the three months ended March 31, 2022 and 2021 was $3,896 and $3,707, respectively, of which $43 and $52, respectively, were included in medical expenses.

6. Goodwill and Intangible Assets

Intangible assets consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$30,629	$—	$30,629	—
License (indefinite lived)	4,917	—	4,917	—
Plan member relationships	2,700	2,393	307	9 years
Other	1,050	558	492	2 - 10 years
	$39,296	$2,951	$36,345

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$29,303	$—	$29,303	—
License (indefinite lived)	4,917	—	4,917	—
Plan member relationships	2,700	2,311	389	9 years
Other	1,050	543	507	2 - 10 years
	$37,970	$2,854	$35,116

Amortization expense relating to intangible assets for the three months ended March 31, 2022 and 2021, was $97 and $82, respectively. Estimated amortization expense relating to intangible assets for each of the next five years ending December 31, is as follows:

Remainder of 2022	$289
2023	226
2024	82
2025	60
2026	60
Thereafter	82
$799

There were no impairment charges related to goodwill and intangible assets for the three months ended March 31, 2022 and 2021.

7. Medical Expenses Payable

The following table is a detail of medical expenses payable as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Claims incurred but not paid	$84,883	$77,073
Capitation payable, risk-sharing payable, and other	70,080	48,813
	$154,963	$125,886

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

The following table presents components of the change in medical expenses payable as of March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Claims incurred but not paid - beginning balance	$77,073	$82,391
Incurred related to:
Current year	103,625	83,223
Prior years	(9,521)	(3,745)
Total incurred, net of reinsurance	94,104	79,478
Payments related to:
Current year	37,626	22,746
Prior years	48,668	57,786
Total payments, net of reinsurance	86,294	80,532
Claims incurred but not paid - ending balance	84,883	81,337
Other medical expenses payable	70,080	47,336
Total medical expenses payable	$154,963	$128,673

In March 2020, the COVID-19 outbreak was declared a pandemic. The COVID-19 virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of the seniors we serve. For the three months ended March 31, 2021, we experienced higher claims costs due to COVID-19 related inpatient admissions. However, for the remainder of 2021 we saw a decline in COVID-related utilization (compared to the first quarter) as vaccination rates improved across our senior population. The Delta and Omicron variants caused a rebound in COVID-related inpatient utilization during the second half of 2021 and first quarter of 2022, however, the increase in utilization did not reach first quarter of 2021 levels. While COVID had a less significant impact on the first quarter of 2022 medical expense relative to our first quarter of 2021 medical expense, we remain cautious of the potential impact of the COVID-19 in the future. The ultimate impact of COVID-19 to us and our financial condition is presently unknown and we continue to monitor the impact of COVID-19 on our claims reserve estimate.

We re-examine previously established outstanding claims reserve estimates based on actual claims submissions and other changes in facts and circumstances. We recognized a favorable prior year development, excluding provision for adverse deviation, of $5,875 for the three months ended March 31, 2022. The favorable prior year development was primarily due to better than expected claims recoveries and actual claims expense being less than expected.

8. Long-Term Debt

Long-term debt is recorded at carrying value in the condensed consolidated balance sheets. The carrying value of long-term debt outstanding, net of unamortized debt issuance costs, consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Long-term debt	$155,182	$154,112
Less unamortized debt issuance costs	(2,926)	(3,492)
Long-term debt-net of amortization	152,256	150,620
Less current portion of long-term debt	—	—
Long-term debt - net of current portion	$152,256	$150,620

As of March 31, 2022, the total long-term debt balance of $155,182 included the principal balance of $135,000, the initial commitment fee of $6,750, and the payment-in-kind interest on the principal balance of $13,093. The payment-in-kind interest on the principal balance is also subject to the commitment fee which was $339 as of March 31, 2022. This amount was also included in the long-term debt balance.

The term loan matures in June 2023, at which time the full balance of the term loan, including the commitment fee and the payment-in-kind balance, will be due.

In addition, the term loan includes financial covenants regarding the maintenance of minimum liquidity of $6,000 of operating cash, as defined, on a consolidated basis, at least $10,000 in its cash accounts on a daily basis and minimum consolidated revenue amounts. The term loan also contains certain nonfinancial covenants. As of March 31, 2022 and December 31, 2021, we were in compliance with all financial and nonfinancial covenants.

The term loan was entered into by our wholly owned subsidiary and is also guaranteed by certain of our wholly owned subsidiaries and collateralized by all unrestricted assets of our subsidiaries.

9. Income Taxes

There was no income tax expense for the three months ended March 31, 2022 and 2021.

We have cumulative NOLs as of March 31, 2022 and December 31, 2021. Given the history of losses, and after consideration for the risk associated with estimates of future taxable income, we established a full valuation allowance against net deferred tax assets at December 31, 2021 and 2020. As a result of the Tax Cuts and Jobs Act (“TCJA”), the federal NOLs generated in 2018 through 2020 will be carried forward indefinitely and are limited to an 80% deduction of taxable income. The 80% limitation is not applicable to NOLs generated before 2018. An exception to the TCJA federal NOL modification applies to nonlife insurance companies (e.g., Alignment Health Plan Inc.). Alignment Health Plan Inc.’s NOL treatment is the same as those NOLs generated in tax years 2017 and prior.

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

10. Equity-Based Compensation

Equity Awards

Stock options

Stock options generally vest 25% annually over four years and generally expire 10 years from the date of the grant. The 2021 Equity Incentive Plan provides that stock option grants will be made at no less than the estimated fair value of common stock at the date of the grant.

The following is a summary of the stock option transactions as of and for the three months ended March 31, 2022:

	Stock Options Outstanding
(amounts in thousands, except shares and per share amount)	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2021	10,938,521	$18.02	$9.17	$—
Options granted	1,269,156	8.95
Options exercised	—	—
Options forfeited / expired	(282,595)	18.02
Balances as of March 31, 2022	11,925,082	17.05	9.03	2,896
Vested and Exercisable as of March 31, 2022	(2,633,227)	18.00	8.92	—

Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of our common stock. The aggregate intrinsic value of options exercised for the three months ended March 31, 2022 and 2021 was $0. The fair value of options granted during the three months ended March 31, 2022 and 2021 was $5,114 and $83,982, respectively.

The weighted-average assumptions used to determine the fair value of stock options granted during the periods presented were as follows:

	Three Months Ended March 31,
	2022	2021
Expected term (in years)(1)	6.25	6.25
Expected volatility(2)	39.5% - 44.5%	41.7%
Risk-free interest rate(3)	1.4% - 1.8%	1.1%
Dividend yield(4)	0.0%	0.0%

(1)
An estimated expected life of 6.25 years before exercise was used based on the midpoint of the vesting date and the full contractual term (known as the simplified method). We do not have sufficient history of exercise for similar awards.
(2)
The expected volatility for new options granted was estimated based on the historical daily price changes of our peer companies’ common stock over the most recent period equal to the expected term of the option, adjusted for debt-equity leverage.
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

The following is a summary of RSA transactions for the three months ended March 31, 2022:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2021	8,613,780	$10.32
Vested	(2,148,391)	15.80
Forfeited	(163,064)	3.69
Unvested and outstanding as of March 31, 2022	6,302,325	8.63

Restricted Stock Units

Restricted stock units ("RSU") generally vest 25% annually over four years.

The following is a summary of RSU transactions for the three months ended March 31, 2022:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2021	1,662,282	$18.54
Granted	3,064,412	9.15
Vested(1)	(406,176)	18.54
Cancelled/forfeited	(36,288)	18.01
Unvested and outstanding as of March 31, 2022	4,284,230	11.83

(1) Includes 22,668 shares that vested, but the issuance and delivery of the shares was deferred

Equity-Based Compensation Expense

Total equity-based compensation expense was presented on the statement of operations as follows:

	Three Months Ended March 31,
(amounts in thousands)	2022	2021
Selling, general and administrative expenses	$24,926	$25,221
Medical expenses	3,121	6,566
Total equity-based compensation expense	$28,047	$31,787

As of March 31, 2022, there was $111,906 in unrecognized compensation expense related to all non-vested awards (RSAs, options and RSUs) that will be recognized over the weighted-average period of 1.96 years.

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

Certain states regulate the payment of dividends, loans, or other cash transfers from our regulated subsidiaries to our non-regulated subsidiaries and parent company. Such payments may require approval by state regulatory authorities and are limited based on certain financial criteria, such as the entity’s level of statutory income and statutory capital and surplus, or the entity’s level of tangible net equity or net worth, amongst other measures. These regulations vary by state. We were in compliance with the RBC and TNE requirements as of March 31, 2022 and December 31, 2021.

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

We may be involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate resolution of legal proceedings is not expected to have a material adverse effect on the condensed consolidated financial statements. Amounts accrued for legal proceedings were not material as of March 31, 2022 and December 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the accompanying notes as well as “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021 (Annual Report), as well as our unaudited condensed consolidated financial statements and related notes presented herein in Part I, Item 1 included elsewhere in this Quarterly Report. Unless the context otherwise indicates or requires, the terms “we”, “our” and the “Company” as used herein refer to Alignment Healthcare, Inc. and its consolidated subsidiaries, including Alignment Healthcare Holdings, LLC, which is Alignment Healthcare, Inc.’s predecessor for financial reporting purposes.

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

Overview

Alignment is a next generation, consumer-centric platform designed to revolutionize the healthcare experience for seniors. We deliver this experience through our Medicare Advantage plans, which are customized to meet the needs of a diverse array of seniors. Our innovative model of consumer-centric healthcare is purpose-built to provide seniors with care as it should be: high quality, low cost and accompanied by a vastly improved consumer experience. We combine a proprietary technology platform and a high-touch clinical model that enhances our members’ lifestyles and health outcomes while simultaneously controlling costs, which allows us to reinvest savings back into our platform and products to directly benefit the senior consumer. We have grown Health Plan Membership, which we define as members enrolled in our HMO and PPO contracts, from approximately 13,000 at inception to over 94,000 as of March 31, 2022, representing a 28% compound annual growth rate across 38 markets and 4 states. Our ultimate goal is to bring this differentiated, advocacy-driven healthcare experience to millions of senior consumers in the United States and to become the most trusted senior healthcare brand in the country.

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

Recent market expansions include:

•
the addition of Arizona as Alignment’s fourth state, with the Company entering Pima and Maricopa counties;
•
12 new counties in North Carolina, bringing Alignment’s total number of markets in North Carolina to 15; and
•
two new counties in Nevada, bringing Alignment’s total number of markets in Nevada to three.

In total, Alignment increased its number of markets from 22 in 2021 to 38 in 2022 across California (18 markets), North Carolina (15 markets), Nevada (3 markets) and Arizona (2 markets), which in turn increased the total number of Medicare eligibles in Alignment’s geographies from 5.5 million to 7.0 million.

Factors Affecting Our Performance

Our proprietary technology platform, AVA, is a key element of our business with capabilities that we expect to impact our future performance. AVA enables us to personalize and manage our member relationships, care quality and experience, and to coordinate and manage risk with our provider partners. AVA’s unified platform, analytical tools and data across the healthcare ecosystem enable us to produce consistent outcomes, unit economics and support new member growth. Additionally, our historical financial performance has been, and we expect our financial performance in the future will be, driven by our ability to:

•
Capitalize on Our Existing Market Growth Opportunity: Our ability to attract and retain members to grow in our existing markets depends on our ability to offer a superior value proposition. We have proven that we can compete against, and take market share from, large established players in highly competitive markets. According to CMS data, we were one of the top three Medicare Advantage Organizations in terms of HMO net members growth in our California counties between 2016 and 2022. Further, there are approximately 3.7 million Medicare-eligible individuals enrolled in Medicare Advantage plans in our existing 38 counties, of which our approximately 94,200 Health Plan Members represents only 3% market share. We believe that there are still significant opportunities for future growth even in our most mature markets where we have a 10-20% market share. Additionally, we are evaluating other opportunities to leverage our historical investments in our technology platform and our comprehensive clinical model across our existing and potentially new geographies. As an example, we recently entered into CMS Innovation Center’s Direct Contracting program, which allows us to partner directly with physicians to help manage their Medicare FFS patient populations and participate in the upside and downside risk associated with managing the health of such patients. As of March 31, 2022, we had approximately 5,200 members in our Direct Contracting Entities ("DCE") arrangement with our clinician partners in North Carolina. While still early, we believe this DCE partnership is indicative of the value we can potentially deliver to a broader set of seniors in traditional Medicare over time.
•

Drive Growth and Consistent Outcomes Through New Market Expansion: We enter new markets with the goal of building brand awareness across our key stakeholders to achieve meaningful market share over time. We intend to focus on markets with significant senior populations where we expect to be able to replicate our model most effectively. Our analytical framework for selecting new markets to enter evaluates a number of factors, including: the presence of aligned provider partners, our ability to compete effectively based on the richness of our products, and our ability to build and deploy local market care delivery teams efficiently. We believe that investment in new market development is required to drive sustained long-term growth, and our willingness to make such investments is underpinned by our proven success in a diverse array of markets across our existing geographic footprint. Enabled by AVA, we have been successful in rural, urban and suburban markets, as well as markets with varying degrees of provider and health system competition and control. Our existing markets also feature a diverse array of membership profiles across ethnicities, income levels and acuity. Over the last two years, we have expanded into six to seven new markets per year and most recently expanded into 16 new markets in 2022.
•
Provide Superior Service, Care and Consumer Satisfaction: We are highly focused on providing superior service and care to our members and on maintaining high levels of consumer satisfaction, which are key to our financial performance and growth. The CMS Five Star Quality Rating System provides economic incentives to Medicare Advantage plans that achieve higher Star ratings by (i) meeting certain care criteria (such as completing particular preventative screening procedures or ensuring proper follow-up care is provided for specific conditions or episodes) and (ii) receiving high member satisfaction ratings. These incentives impact financial performance in the year following the CMS Rating Year (for example, CMS’s announcement of the 2022 Ratings occurred in the second half of 2021, and will impact our financial performance in 2023). Historically, we have earned additional bonus payments from CMS based on our performance under CMS’s Five Star Quality Rating System. For the last five years (CMS Rating Years 2018-2022), over 98% of our California members have been in a CMS contract achieving at least a 4 Star overall rating (the remaining members were in a CMS contract that had too few members to be measured). This is important to our financial performance, as (i) earning a 4 Star rating generally allows us to receive a 5% bonus to our revenue benchmark rate in our bids (subject to certain county-level adjustments), and (ii) a 4.5 Star rating allows us to retain a larger portion of the savings our model creates relative to our benchmark by increasing our rebate percentage from 65% to 70% of savings, both of which allow us to offer richer coverage and supplemental benefits. Our Medicare Advantage plans in California currently have a 4 Star rating, and our plans in Nevada, North Carolina and Arizona do not yet have independent Star ratings due to our limited operating history in those markets. As a result, payments in Nevada, North Carolina, and Arizona are expected to be based on our Star rating in California for the next several years.
•
Effectively Manage the Quality of Care to Improve Member Outcomes: Our care delivery model is based on a clinical continuum through which we have created a highly personalized experience that is unique to each member depending on their personal health and circumstances. Utilizing data and predictive analytics generated by AVA, our clinical continuum separates seniors into four categories in order to provide optimized care for every stage of a senior’s life: healthy, healthy utilizer, pre-chronic and chronic. We partner with our broader network of community providers to service members in our non-chronic categories, and we have developed a Care Anywhere program implemented by our internal clinical teams to care for our higher risk and/or chronically ill members. By investing in our members’ care proactively, our model has consistently reduced unnecessary and costly care while improving the quality of our members’ lifestyle and healthcare experience. By delivering superior care and preventing avoidable utilization of the healthcare system, we are able to reduce our claims expenditures in some of our largest medical expense categories, which translates to superior medical benefits ratio ("MBR") financial performance and ultimately the ability to offer richer products in the market.
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
•
Investments in our Platform and Growth: We plan to continue to invest in our business in order to further develop our AVA platform, pursue new expansion opportunities and create innovative product offerings. In additional, in order to maintain a differentiated value proposition for our members, we continue to invest in innovative product offerings and supplementary benefits to meet the evolving needs of the senior consumer. We anticipate further investments in our business as we expand into new markets and pursue strategic acquisitions, which we expect will primarily be focused on healthcare delivery groups in key geographies, standalone and provider-sponsored Medicare Advantage plans and other complementary risk bearing assets.
•
Seasonality to our Business: Our operational and financial results will experience some variability depending upon the time of year in which they are measured. We experience the largest portion of member growth during the first quarter, when plan enrollment selections made during the annual enrollment period ("AEP") from October 15th through December 7th of the prior year take effect. As a result, we expect to see a majority of our member growth occur January 1 of a given calendar year. As the year progresses, our per-member revenue often declines as new members join us, typically with less complete or accurate documentation (and therefore lower risk-adjustment scores), and senior mortality disproportionately impacts our higher-acuity (and therefore greater revenue) members. Medical costs will vary seasonally depending on a number of factors, but most significantly the weather. Certain illnesses, such as the influenza virus, are far more prevalent during colder months of the year, which will result in an increase in medical expenses during these time periods. We therefore expect to see higher levels of per-member medical costs in the first and fourth quarters. The design of our prescription drug coverage (Medicare Part D) results in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period, which begins annually on January 1 for renewals. These plan designs generally result in us sharing a greater portion of the responsibility for total prescription drug costs in the early stages of the year and less in the latter stages, which typically results in a higher MBR on our Part D program in the first half of the year relative to the second half of the year. In addition, we expect our corporate, general and administrative expenses to increase in absolute dollars for the foreseeable future to support our growth and because of additional costs of being a public company. Due to the timing of many of these investments, including our primary sales and marketing season, we typically incur a greater level of investment in the second half of the year relative to the first half of the year.

Executive Summary

The following table presents key financial statistics for the periods indicated:

	Three Months Ended March 31,
(dollars in '000's, except percentages)	2022	2021	% Change
Health plan membership	94,200	83,100	13.4%
Medical benefits ratio	87.0%	91.5%	-4.5%
Revenues	$345,526	$267,082	29.4%
Loss from Operations	$(36,475)	$(52,664)	NM(2)
Net loss	$(40,817)	$(56,874)	NM(2)
Adjusted EBITDA(1)	$(3,890)	$(14,042)	NM(2)
Adjusted gross profit (1)	$44,932	$22,605	98.8%

(1)
See “Adjusted EBITDA” and "Adjusted Gross Profit" below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
(2)
Not meaningful

Health Plan Membership

We define Health Plan Membership as the number of members enrolled in our HMO and PPO contracts as of the end of a reporting period. We believe this is an important metric to assess growth of our underlying business, which is indicative of our ability to consistently offer a superior value proposition to seniors. This metric excludes third party payor members with respect to which we are at-risk for managing their healthcare expenditures, which represented approximately 500 members and 600 members as of March 31, 2022 and 2021, respectively. It also excludes the approximately 5,200 traditional Medicare seniors for which we are at-risk for managing their healthcare expenditures through our DCE contracts with CMS.

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

Adjusted gross profit is reconciled as follows:

	Three Months Ended March 31,
	2022	2021
(dollars in thousands)
Loss from operations	$(36,475)	$(52,664)
Add back:
Equity-based compensation (medical expenses)	3,121	6,566
Depreciation (medical expenses)	43	52
Depreciation and amortization	3,950	3,737
Selling, general, and administrative expenses	74,293	64,914
Total add back	81,407	75,269
Adjusted gross profit	$44,932	$22,605
Adjusted gross profit %	13.0%	8.5%

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

Adjusted EBITDA is reconciled as follows:

	Three Months Ended March 31,
	2022	2021
(dollars in thousands)
Net loss	$(40,817)	$(56,874)
Add back:
Interest expense	4,401	4,248
Depreciation and amortization	3,993	3,789
EBITDA	(32,423)	(48,837)
Equity-based compensation(1)	28,047	31,787
Reorganization and transaction-related expenses(2)	-	3,008
Acquisition expenses(3)	486	—
Adjusted EBITDA	$(3,890)	$(14,042)

(1)
2022 represents equity-based compensation related to grants made in the current year, as well as equity-based compensation related to the timing of the IPO, which includes previously issued SARs liability awards, modifications related to transaction vesting units, and grants made in conjunction with the IPO. 2021 represents equity-based compensation related to the timing of the IPO as previously discussed.
(2)
Represents legal, professional, accounting and other advisory fees related to the Reorganization and the IPO that are considered non-recurring and non-capitalizable.
(3)
Represents acquisition-related fees, such as legal and advisory fees, that are non-capitalizable.

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2022	2021
(dollars in thousands)
Revenues:
Earned premiums	$345,292	$267,000
Other	234	82
Total revenues	345,526	267,082
Expenses:
Medical expenses	303,758	251,095
Selling, general and administrative expenses	74,293	64,914
Depreciation and amortization	3,950	3,737
Total expenses	382,001	319,746
Loss from operations	(36,475)	(52,664)
Other expenses:
Interest expense	4,401	4,248
Other (income) expenses	(59)	(38)
Total other expenses	4,342	4,210
Loss before income taxes	(40,817)	(56,874)
Provision for income taxes	—	—
Net loss	$(40,817)	$(56,874)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2022	2021
(% of revenue)
Revenues:
Earned premiums	100%	100%
Other	—	—
Total revenues	100	100
Expenses:
Medical expenses	88	94
Selling. general and administrative expenses	22	24
Depreciation and amortization	1	1
Total expenses	111	119
Loss from operations	(11)	(19)
Other expenses:
Interest expense	1	2
Other (income) expenses	—	—
Total other expenses	1	2
Loss before income taxes	(12)	(21)
Provision for income taxes	—	—
Net loss	(12)%	(21)%

Revenues

	Three Months Ended March 31,		Change
	2022	2021	$	%
(dollars in thousands)
Revenues:
Earned premiums	$345,292	$267,000	$78,292	29.3%
Other	234	82	152	185.4%
Total revenues	$345,526	$267,082	$78,444	29.4%

Revenues. Revenues were $345.5 million and $267.1 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $78.4 million or 29.4%. The increase was driven by a combination of growth in Alignment’s Health Plan membership and higher revenue per member per month in 2022 as compared to 2021, which resulted in Health Plan premium revenue growth of 25.0% year over year for the three months ended March 31, 2022. Health plan membership increased 13.4% between March 31, 2021 and March 31, 2022. The increase in revenue per member per month is primarily attributable to an increase in the CMS benchmark rates along with the timing of Alignment's final sweep projection accrual relative to the first quarter of 2021.

Expenses

	Three Months Ended March 31,		Change
	2022	2021	$	%
(dollars in thousands)
Expenses:
Medical expenses	$303,758	$251,095	$52,663	21.0%
Selling, general and administrative expenses	74,293	64,914	9,379	14.4%
Depreciation and amortization	3,950	3,737	213	5.7%
Total expenses	$382,001	$319,746	$62,255	19.5%

Medical Expenses. Medical expenses were $303.8 million and $251.1 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $52.7 million, or 21.0%. The increase was driven primarily by the growth in Alignment’s Health Plan membership along with greater revenue per member per month in 2022 as compared to 2021. Overall, medical expenses grew at a lower rate than total revenues compared to the three months ended March 31, 2021 due to the impact of COVID-19 on utilization in 2021. For January and February 2021, we experienced an increase in inpatient admissions due to COVID-related hospitalizations. However, for the remainder of fiscal year 2021 and the first quarter of 2022, we saw a decline in COVID-related inpatient utilization (compared to the first quarter 2021) as vaccination rates improved across our senor population. The ultimate impact of COVID-19 to us and our financial condition is presently unknown and we continue to monitor the impact of COVID-19 on our claims reserve estimate.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $74.3 million and $64.9 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $9.4 million, or 14.4%. The increase was primarily due to ongoing investments and expenditures in network development and sales and marketing to drive the growth of Alignment's Health Plan membership. Excluding equity-based compensation in the three months ended March 31, 2022, our selling, general and administration expenses increased 24.4% from the three months ended March 31, 2021.

Depreciation and Amortization. Depreciation and amortization expense was $3.9 million and $3.7 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $0.2 million, or 5.7%. The increase was primarily due to the amount and timing of our capital expenditures and the associated depreciation relative to 2021.

Other Expenses

Interest expense. Interest expense was $4.4 million and $4.2 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $0.2 million or 4.8%. The increase in interest expense was primarily due to an increase in payment-in-kind interest of $4.1 million or 45.6%.

Other (income) expenses. Other (income) expenses were $(0.1) million and $(0.0) million for the three months ended March 31, 2022 and 2021, respectively. The increase in income was primarily due to an increase in sublease income.

Liquidity and Capital Resources

General

To date, we have financed our operations principally through our IPO, private placements of our equity securities, revenues, and a loan agreement with CR Group (“CRG”). As of March 31, 2022, we had $448.8 million in cash.

In addition, we operate as a holding company in a highly regulated industry. Alignment Healthcare, Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash at the parent company was $319.2 million at March 31, 2022.

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

The Term Loan bears interest at a rate of 10.25% payable on a quarterly basis. We have the option to pay a portion of the interest in cash with the remaining portion of the interest added to the principal balance as a payment-in-kind. The payment-in-kind is also subject to a commitment fee of 5%. The cash and payment-in-kind interest rates were 7.75% and 2.50%, respectively, through April 2019, and then converted to 7.50% and 2.75%, respectively. In 2022 and 2021, we utilized our option to pay the quarterly interest payments in both cash and payment-in-kind. Our total long-term debt balance of $155.2 million as of March 31, 2022 included the principal balance of $135.0 million, the initial commitment fee of $6.8 million, and the payment-in-kind interest on the principal balance of $13.1 million. The payment-in-kind interest on the principal balance is also subject to the commitment fee of $0.3 million for the three months ended March 31, 2022. The amount was included in the long-term debt balance.

In addition, the Term Loan includes financial covenants regarding the maintenance of minimum liquidity of $6.0 million of operating cash, as defined, on a consolidated basis, at least $10.0 million in its cash accounts on a daily basis and minimum consolidated revenue amounts in the calendar years through 2022. As of March 31, 2022, we were in compliance with the financial covenants. The Term Loan is guaranteed by certain of our wholly owned subsidiaries and collateralized by all unrestricted assets.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Net cash used in operating activities	$(11,638)	$(38,107)
Net cash used in investing activities	(6,127)	(4,446)
Net cash provided by financing activities	—	363,659
Net change in cash	(17,765)	321,106
Cash and restricted cash at beginning of period	468,350	207,811
Cash and restricted cash at end of period	$450,585	$528,917

Operating Activities

For the three months ended March 31, 2022, net cash used in operating activities was $11.6 million, a decrease of $26.5 million compared to net cash used in operating activities of $38.1 million for the three months ended March 31, 2021. The decrease is mainly attributable to the decrease in net loss for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Investing Activities

For the three months ended March 31, 2022, net cash used in investing activities was $6.1 million, an increase of $1.7 million compared to net cash used in investing activities of $4.4 million for the three months ended March 31, 2021. The increase primarily relates to incremental capital expenditures related to information technology and infrastructure projects and asset acquisition.

Financing Activities

For the three months ended March 31, 2022, net cash provided by financing activities was $0.0 million, a decrease of $363.7 million compared to net cash provided by financing activities of $363.7 million for the three months ended March 31, 2021. The decrease primarily relates to proceeds from the IPO in the first quarter of 2021.

Material cash requirements from known contractual and other obligations

There have been no material changes to our contractual obligations disclosed in our Annual Report.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

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

There have been no significant changes in our critical accounting estimate policies or methodologies to our condensed consolidated financial statements. For a description of our policies regarding our critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2022.

Changes to our Internal Controls over Financial Reporting:

There were no material changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees began working remotely in March 2020. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 12, Commitments and Contingencies – Legal Proceedings, to Alignment Healthcare, Inc.'s Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors disclosed in the Annual Report.

Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

We are currently operating our business in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could impact the global economy, trigger further geopolitical tensions or conflicts, and lead to market disruptions, including significant volatility in commodity prices and credit and capital markets, as well as supply chain interruptions. Among other things, the conflict could impact us in the following ways:

•
the conflict could contribute, directly or indirectly, to inflation or an economic downturn, which could result in budget deficits at federal, state and local government levels and a reduction in spending for health and human service programs, including Medicare and similar programs, which represents the most significant revenue source for us;
•
as an indirect result of the conflict, we may be faced with an increased risk of security breaches of our information technology networks and systems infrastructure, including electronic break-ins, computer viruses, ransomware, attacks by hackers and other malicious actors and similar breaches;
•
disruptions caused by the Russia-Ukraine conflict or other geopolitical conflicts could impact our ability to pursue our growth strategy, including through disruptions to our supply chain; and
•
volatility in the global capital markets as well as other global economic consequences of the conflict could adversely affect our ability to raise capital on acceptable terms.

We are continuing to monitor the situation in Ukraine and assessing its potential impact on our business. If any of the foregoing risks were to occur, they could have a material adverse impact on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three-months ended March 31, 2022.

Use of Proceeds

On March 25, 2021, the Company’s Registration Statement on Form S-1 (SEC File No. 333-253824) for the initial public offering of 27,200,000 shares of common stock was declared effective by the Securities and Exchange Commission. The Company’s common stock began trading on March 26, 2021 on Nasdaq under the ticker symbol “ALHC.” The IPO closed on March 30, 2021, with the Company selling 21,700,000 shares of common stock and certain selling stockholders selling 5,500,000 shares of common stock, in each case at a price to the public of $18.00 per share. On Tuesday, April 6, 2021, pursuant to a partial exercise of the underwriters’ over-allotment option, certain selling stockholders sold an additional 3,314,216 shares of common stock at the IPO price. In the aggregate, the IPO generated approximately $361.6 million in net proceeds for the Company, which amount is net of approximately $24.4 million in underwriters’ discounts and commissions and offering costs of approximately $4.6 million. The IPO commenced on March 25, 2021 and terminated upon the partial exercise of the underwriters’ over-allotment options as described above. The representatives of the several underwriters of the IPO were Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC.

There has been no material change in the use of proceeds described in the IPO prospectus filed with the SEC on March 29, 2021. We may also use a portion of our net proceeds to acquire or invest in complementary businesses, products, services or technologies.

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

10.1+*	Confidential Separation Agreement and General Release
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alignment Healthcare, Inc.

Date: May 5, 2022	By:	/s/ John Kao
John Kao
President and Chief Executive Officer

Date: May 5, 2022	By:	/s/ Thomas Freeman
Thomas Freeman
Chief Financial Officer