Form 10-Q
period 2022-06-30
Alignment Healthcare, Inc.
filed 2022-08-04
CIK 1832466

premium

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the registrant had 187,258,118 shares of common stock, $0.001 par value per share, outstanding.

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
•
the concentration of our health plans in a limited number of U.S. states;
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
•
our ability to respond to general economic conditions, including but not limited to, increased inflation and higher interest rates;
•
risks associated with an economic downturn, including pressure on governmental budgets and reduced spending for health and human service programs;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alignment Healthcare, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except par value and share amounts)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current Assets:
Cash	$453,234	$466,600
Accounts receivable (less allowance for credit losses of $177 at June 30, 2022 and $111 at December 31, 2021, respectively)	98,027	58,512
Prepaid expenses and other current assets	34,337	27,747
Total current assets	585,598	552,859
Property and equipment, net	33,405	30,358
Right of use asset, net	6,565	7,853
Goodwill and intangible assets, net	36,249	35,116
Other assets	4,960	4,709
Total assets	$666,777	$630,895
Liabilities and Stockholders' Equity
Current Liabilities:
Medical expenses payable	$173,871	$125,886
Accounts payable and accrued expenses	14,975	17,431
Accrued compensation	24,868	23,928
Total current liabilities	213,714	167,245
Long-term debt, net of debt issuance costs	153,931	150,620
Long-term portion of lease liabilities	5,428	6,975
Total liabilities	373,073	324,840
Commitments and Contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $.001 par value; 100,000,000 and 0 shares authorized as of June 30, 2022 and December 31, 2021, respectively; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $.001 par value; 1,000,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 187,271,311 and 187,193,613 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	187	187
Additional paid-in capital	928,608	888,547
Accumulated deficit	(635,091)	(582,694)
Total Alignment Healthcare, Inc. stockholders' equity	293,704	306,040
Noncontrolling interest	—	15
Total stockholders' equity	293,704	306,055
Total liabilities and stockholders' equity	$666,777	$630,895

See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Earned premiums	$366,180	$308,739	$711,472	$575,739
Other	294	212	528	294
Total revenues	366,474	308,951	712,000	576,033
Expenses:
Medical expenses	307,269	274,385	611,027	525,480
Selling, general, and administrative expenses	61,673	71,150	135,966	136,064
Depreciation and amortization	4,180	3,908	8,130	7,645
Total expenses	373,122	349,443	755,123	669,189
Loss from operations	(6,648)	(40,492)	(43,123)	(93,156)
Other expenses:
Interest expense	4,490	4,329	8,891	8,577
Other expenses (income)	442	(59)	383	(97)
Total other expenses	4,932	4,270	9,274	8,480
Loss before income taxes	(11,580)	(44,762)	(52,397)	(101,636)
Provision for income taxes	—	—	—	—
Net loss attributable to Alignment Healthcare, Inc.	$(11,580)	$(44,762)	$(52,397)	$(101,636)

Total weighted-average common shares outstanding - basic and diluted	181,262,640	176,842,122	180,075,014	165,698,982
Net loss per share - basic and diluted	$(0.06)	$(0.25)	$(0.29)	$(0.61)

See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(amounts in thousands, except par value and share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at March 31, 2022	187,414,057	$187	$916,594	$(623,511)	$15	$293,285
Net loss attributable to Alignment Healthcare, Inc.	—	—	—	(11,580)	—	(11,580)
Issuance of common stock upon vesting of restricted stock units	48,976	—	—	—	—	—
Forfeitures	(191,722)	—	—	—	—	—
Equity-based compensation	—	—	12,099	—	—	12,099
Repurchase of noncontrolling interest attributable to subsidiary	—	—	(85)	—	(15)	(100)
Balance at June 30, 2022	$187,271,311	$187	$928,608	$(635,091)	$—	$293,704

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at March 31, 2021	187,273,782	$188	$798,346	$(444,282)	$—	$354,252
Net loss attributable to Alignment Healthcare, Inc.	—	—	—	(44,762)	—	(44,762)
Noncontrolling interest attributable to subsidiary	—	—	—	—	15	15
Adjustment to issuance cost estimate related to initial public offering	—	—	(12)	—	—	(12)
Equity-based compensation	—	—	30,887	—	—	30,887
Balance at June 30, 2021	187,273,782	$188	$829,221	$(489,044)	$15	$340,380

See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(amounts in thousands, except par value and share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2021	187,193,613	$187	$888,547	$(582,694)	$15	$306,055
Net loss attributable to Alignment Healthcare, Inc.	—	—	—	(52,397)	—	(52,397)
Issuance of common stock upon vesting of restricted stock units	432,484	—	—	—		—
Forfeitures	(354,786)	—	—	—	—	—
Equity-based compensation	—	—	40,146	—	—	40,146
Repurchase of noncontrolling interest attributable to subsidiary	—	—	(85)	—	(15)	(100)
Balance at June 30, 2022	187,271,311	$187	$928,608	$(635,091)	$—	$293,704

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2020(1)	164,063,787	$164	$417,855	$(387,408)	$—	$30,611
Net loss attributable to Alignment Healthcare, Inc.	—	—	—	(101,636)	—	(101,636)
Noncontrolling interest attributable to subsidiary	—	—	—	—	15	15
Issuance of common stock upon initial public offering at $18.00 per share, net of issuance costs of $29,011	21,700,000	22	361,567	—	—	361,589
Issuance of common stock third-party business partners	573,782	1	6,479	—	—	6,480
Issuance of common stock to stock appreciation rights holders	936,213	1	11,509	—	—	11,510
Equity-based compensation	—	—	33,285	—	—	33,285
Equity repurchase	—	—	(1,474)	—	—	(1,474)
Balance at June 30, 2021	187,273,782	$188	$829,221	$(489,044)	$15	$340,380

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

Alignment Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating Activities:
Net loss	$(52,397)	$(101,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit loss	111	46
Loss on sublease	509	—
Depreciation and amortization	8,222	7,751
Amortization-debt issuance costs and investment discount	1,140	1,110
Payment-in-kind interest	2,170	2,054
Equity-based compensation and common stock payments	40,146	51,275
Non-cash lease expense	1,415	1,314
Changes in operating assets and liabilities:
Accounts receivable	(39,609)	(25,503)
Prepaid expenses and other current assets	(6,586)	(14,393)
Other assets	(150)	6
Medical expenses payable	47,985	23,105
Accounts payable and accrued expenses	(3,152)	(2,368)
Accrued compensation	940	(2,529)
Lease liabilities	(2,028)	(1,788)
Net cash used in operating activities	(1,284)	(61,556)
Investing Activities:
Purchase of business, net of cash received	(1,113)	—
Asset acquisition, net of cash received	—	(1,405)
Purchase of investments	(1,100)	(800)
Sale of investments	1,000	800
Acquisition of property and equipment	(10,769)	(9,462)
Net cash used in investing activities	(11,982)	(10,867)
Financing Activities:
Repurchase of noncontrolling interest	(100)	15
Equity repurchase	—	(1,474)
Issuance of common stock	—	390,600
Common stock issuance costs	—	(29,011)
Net cash (used in) provided by financing activities	(100)	360,130
Net increase (decrease) in cash	(13,366)	287,707
Cash and restricted cash at beginning of period	468,350	207,811
Cash and restricted cash at end of period	$454,984	$495,518
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,565	$5,413
Supplemental non-cash investing and financing activities:
Acquisition of property in accounts payable	$232	$418
Purchase of business in accounts payable	$240	$—

The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets to the total above:

	June 30, 2022	June 30, 2021
Cash	$453,234	$494,618
Restricted cash in other assets	1,750	900
Total	$454,984	$495,518

See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except share amounts)

1. Organization

Alignment Healthcare, Inc. (collectively, “we” or “us” or “our” or the “Company”), is a next generation, consumer-centric health care platform that is purpose-built to provide seniors with high quality, affordable care with a vastly improved consumer experience. Enabled by our innovative technology and care delivery model, the Company focuses on improving outcomes in the Medicare Advantage sector. The Company’s operations primarily consist of Medicare Advantage Plans in the states of California, North Carolina, Nevada, and Arizona.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of the Company, our subsidiaries, and four immaterial variable interest entities in which we are the primary beneficiary. All intercompany transactions have been eliminated in consolidation. Noncontrolling interest is presented within the equity section of the condensed consolidated balance sheets.

We have no components of other comprehensive income (loss), and accordingly, comprehensive income (loss) is the same as the net income (loss) for all periods presented.

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2021 we determined that $7,837 reflected in the accumulated deficit beginning balance as of January 1, 2019 should have been reflected as additional paid-in capital. As such, the balances at January 1, 2021 in the Consolidated Statement of Stockholders' Equity were corrected resulting in an increase in accumulated deficit and additional paid-in capital for the corresponding amount. Management has concluded that the correction is not material to the previously issued consolidated financial statements.

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

Segments

We have determined that our chief executive officer is the chief operating decision maker (“CODM”) who regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. We operate and manage the business as one reportable segment and one operating segment, which is to provide healthcare services to our seniors. Factors used in determining the reportable segment include the nature of operating activities, our organizational and reporting structure, and the type of information reviewed by the CODM to allocate resources and evaluate financial performance. All of our assets are located in the United States.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability

Level 3 - Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date

The fair value of cash and restricted cash was determined based on Level 1 inputs. The fair value of U.S. Treasury bills and certificate of deposits, which were included in other assets in the condensed consolidated balance sheets, was determined based on Level 2 inputs. There were no assets or liabilities measured at fair value using Level 3 inputs as of June 30, 2022 and December 31, 2021. Our long-term debt was reported at carrying value.

Revenue and Accounts Receivable

Earned premium revenue consisted of premium revenue and capitation revenue for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Premium	$351,107	$293,435	$681,985	$558,148
Capitation	15,073	15,304	29,487	17,591
	$366,180	$308,739	$711,472	$575,739

Premium revenue is derived monthly from the federal government based on our contracts with the Centers for Medicare and Medicaid Services (“CMS”). In accordance with these arrangements, we assume the responsibility for the outcomes and the economic risk of funding our members’ health care, supplemental benefits and related administration costs. We recognize premium revenue in the month that members are entitled to receive health care services, and premiums collected in advance are deferred. The monthly reimbursement includes a fixed payment per member per month (“PMPM”), which is adjusted based on certain risk factors derived from medical diagnoses and conditions of our members. The adjustments are estimated by projecting the ultimate annual premium and are recognized ratably during the year, with adjustments each period to reflect changes in the estimated ultimate premium. Premiums are also recorded net of estimated uncollectible amounts and retroactive membership adjustments.

Capitation revenue consists primarily of capitated fees for medical care services provided by us under arrangements with third-party payors and from CMS related to our Direct Contracting Entity ("DCE").

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

On April 1, 2021, we began participating in the CMS Innovation’s Direct Contracting Model. CMS serves as the claim adjudicator for institutional and specialists care, and directly pays for such fee for service claims. The DCE is responsible for the cost of health care services related to the patient population attributed to the DCE by participating in 100% savings/losses via the risk share model and in some cases, are financially responsible for the supplemental benefits provided to the patients. The DCE acts as a principal in arranging for and controlling services provided directly by their contracts with primary care physicians, as well as services provided by preferred institutional care providers and specialists. Capitation payments for the DCE program are determined from an annual benchmark established by CMS. These payments, which are adjusted for variable considerations, represent revenue for providing health care service, including primary care as well as institutional and specialist care. The DCE recognizes capitation revenue for providing these services in the period in which the performance obligations are satisfied by transferring services to the members. Revenue recognized by the DCE for the three and six months ended June 30, 2022 was $13,110, and $25,412, respectively. Revenue recognized by the DCE for the three and six months ended June 30, 2021 was $13,452.

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

Our recognized premium revenue for our Medicare Advantage Plans in California, North Carolina, Nevada, and Arizona are each subject to a minimum annual medical loss ratio (“MLR”) of 85%. The MLR represents medical costs as a percentage of premium revenue. The Code of Federal Regulations defines what constitutes medical costs and premium revenue, including certain additional expenses related to improving the quality of care provided, and the exclusion of certain taxes and fees, in each case as permitted or required by CMS and applicable regulatory requirements. If the minimum MLR is not met, we are required to remit a portion of the premiums back to the federal government. The amount remitted, if any, is recognized as an adjustment to premium revenues in the condensed consolidated statements of operations. The Company recorded an immaterial payable for the MLR as of June 30, 2022. There were no amounts payable for the MLR as of December 31, 2021.

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

We develop estimates for medical expenses incurred but not yet paid (“IBNP”), which includes an estimate for claims incurred but not reported (“IBNR”) and a payable for adjudicated claims. IBNR is estimated using an actuarial process that is consistently applied and centrally controlled. Medical expenses payable also includes an estimate for the costs necessary to process unpaid claims at the end of each period. We estimate the IBNR liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors, such as cost trends and completion factors that are assessed based on historical data for payment patterns, product mix, seasonality, utilization of health care services, and other relevant factors. Each period, we re-examine previously established IBNR estimates based on actual claim submissions and other changes in facts and circumstances. As the IBNR estimates recorded in prior periods develop, we adjust the amount of the estimates and include the changes in estimates in medical expenses in the period in which the change is identified.

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

We record risk-sharing receivables and payables on a gross basis on the condensed consolidated balance sheet. Throughout the year, we evaluate expected losses on risk-sharing receivables and record the resulting expected losses to the reserve. We systematically build and release reserves based on adequacy and its assessment of expected losses on a monthly basis. Credit loss associated with risk share deficit receivables are recorded within medical expense in the condensed consolidated statements of operations. As of June 30, 2022 and December 31, 2021, we recorded a valuation allowance for substantially all of the risk-sharing receivable balance due to collection risk related to the balance. The risk-sharing payable is included within medical expenses payable on the condensed consolidated balance sheet.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits and restricted investments with financial institutions. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits. At June 30, 2022 and December 31, 2021, there was $451,766 and $465,824, respectively, in excess of FDIC-insured limits.

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

Noncontrolling interest

Noncontrolling interest represents the portion of equity ownership in a subsidiary that is not attributable to Alignment Healthcare, Inc. The noncontrolling interest in a subsidiary is initially recognized at estimated fair value on April 1, 2021 and is presented within total equity in the Company's condensed consolidated balance sheets. There was no net loss attributable to the noncontrolling interest for the three and six months ended June 30, 2022 and 2021 as the Company was responsible for 100% of the net loss in the first year of operations of that subsidiary. During the three months ended June 30, 2022, the Company purchased the noncontrolling interest. Therefore, as of June 30, 2022, there was no longer a noncontrolling interest in a subsidiary.

Net Loss per Share

Net loss per share is calculated based on net loss attributable to Alignment Healthcare, Inc.'s shareholders. The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(11,580)	$(44,762)	$(52,397)	$(101,636)
Denominator:
Total weighted-average common shares outstanding - basic and diluted	187,287,230	187,273,782	187,189,940	176,502,293
Less: Restricted shares of common stock	(6,024,590)	(10,431,660)	(7,114,926)	(10,803,311)
Total weighted-average common shares outstanding, net of restricted shares of common stock - basic and diluted	181,262,640	176,842,122	180,075,014	165,698,982
Net loss per share:
Net loss per share - basic and diluted	$(0.06)	$(0.25)	$(0.29)	$(0.61)

Basic net loss per share is the same as diluted net loss per share for certain periods presented as the inclusion of all potentially dilutive shares would have been anti-dilutive.

In addition to the restricted shares of common stock, we also excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share as of June 30, 2022 and 2021:

	June 30,
	2022	2021
Stock options	10,657,366	11,117,724
Restricted stock units	4,152,692	1,637,450
Total	14,810,058	12,755,174

Recent Accounting Pronouncements Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial position or results of operations upon adoption.

3. Fair Value

U.S. Treasury bills and certificate of deposits are reported at amortized costs which is equivalent to fair value. The following tables present the carrying value and fair value of these financial instruments as of June 30, 2022 and December 31, 2021:

	June 30, 2022
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
US Treasury bills	$1,376	$—	$1,376	$—
Certificate of deposits	1,173	—	1,173	—
Total	$2,549	$—	$2,549	$—

	December 31, 2021
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
U.S. Treasury bills	$1,375	$—	$1,375	$—
Certificate of deposits	1,071	—	1,071	—
Total	$2,446	$—	$2,446	$—

The carrying value of long-term debt represents the outstanding balance, net of unamortized debt issuance costs. As of June 30, 2022, the fair value of our long-term debt approximates the carrying value. As of December 31, 2021, the carrying value and fair value of our long-term debt was $150,620 and $154,367, respectively.

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

Our nonfinancial assets and liabilities, which include goodwill, intangible assets, property, and equipment, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess these assets for impairment. There was no such impairment as of June 30, 2022 and December 31, 2021.

4. Accounts Receivable

Accounts receivable consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Government receivables	$45,211	$19,685
Pharmacy rebate receivables	48,856	34,376
Other receivables	4,137	4,562
Total accounts receivable	98,204	58,623
Allowance for credit losses	(177)	(111)
Accounts receivable, net	$98,027	$58,512

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

We recorded credit loss related to accounts receivable of $58 and $38 during the three months ended June 30, 2022 and 2021, respectively, and $111 and $46 during the six months ended June 30, 2022 and 2021, respectively. The amounts were recorded in selling general, and administrative expenses in the condensed consolidated statements of operations.

5. Property and Equipment

Property and equipment consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Computers and equipment	$9,818	$9,164
Office equipment and furniture	4,445	4,416
Software	108,329	98,031
Leasehold improvements	6,196	6,196
Construction in progress	779	753
Subtotal	129,567	118,560
Less accumulated depreciation	(96,162)	(88,202)
Property and equipment-net	$33,405	$30,358

Depreciation expense for the three months ended June 30, 2022 and 2021 was $4,133 and $3,875, respectively, of which $49 and $54, respectively, were included in medical expenses. Depreciation expense for the six months ended June 30, 2022 and 2021 was $8,029 and $7,582, respectively, of which $92 and $106, respectively, were included in medical expenses.

6. Goodwill and Intangible Assets

Intangible assets consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$30,629	$—	$30,629	—
License (indefinite lived)	4,917	—	4,917	—
Plan member relationships	2,700	(2,448)	252	9 years
Other	1,050	(599)	451	2 - 10 years
	$39,296	$(3,047)	$36,249

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$29,303	$—	$29,303	—
License (indefinite lived)	4,917	—	4,917	—
Plan member relationships	2,700	(2,311)	389	9 years
Other	1,050	(543)	507	2 - 10 years
	$37,970	$(2,854)	$35,116

Amortization expense relating to intangible assets for the three months ended June 30, 2022 and 2021, was $96 and $87, respectively. Amortization expense relating to intangible assets for the six months ended June 30, 2022 and 2021, was $193 and $169, respectively. Estimated amortization expense relating to intangible assets for each of the next five years ending December 31, is as follows:

Remainder of 2022	$193
2023	226
2024	82
2025	60
2026	60
Thereafter	82
$703

There were no impairment charges related to goodwill and intangible assets for the three or six months ended June 30, 2022 and 2021.

7. Medical Expenses Payable

The following table is a detail of medical expenses payable as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Claims incurred but not paid	$84,667	$77,073
Capitation payable, risk-sharing payable, and other	89,204	48,813
	$173,871	$125,886

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

The following table presents components of the change in medical expenses payable as of June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Claims incurred but not paid - beginning balance	$77,073	$82,391
Incurred related to:
Current year	189,468	164,620
Prior years	(14,657)	(3,016)
Total incurred, net of reinsurance	174,811	161,604
Payments related to:
Current year	112,674	100,606
Prior years	54,543	66,015
Total payments, net of reinsurance	167,217	166,621
Claims incurred but not paid - ending balance	84,667	77,374
Capitation payable, risk-sharing payable, and other	89,204	59,104
Total medical expenses payable	$173,871	$136,478

In March 2020, the COVID-19 outbreak was declared a pandemic. The COVID-19 virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of the seniors we serve. For the six months ended June 30, 2021, we experienced higher claims costs due to COVID-19 related inpatient admissions. However, for the remainder of 2021 we saw a decline in COVID-related utilization (compared to the first half of the year) as vaccination rates improved across our senior population. The Delta and Omicron variants caused a rebound in COVID-related inpatient utilization during the second half of 2021 and first quarter of 2022, however, the increase in utilization did not reach first quarter of 2021 levels. While COVID had a less significant impact on the second quarter of 2022 medical expense relative to our first quarter of 2021 medical expense, we remain cautious of the potential impact of the COVID-19 in the future. The ultimate impact of COVID-19 to us and our financial condition is presently unknown, and we continue to monitor the impact of COVID-19 on our claims reserve estimate.

We re-examine previously established outstanding claims reserve estimates based on actual claims submissions and other changes in facts and circumstances. We recognized a favorable prior year development, excluding provision for adverse deviation, of $4,905 and $10,780 for the three and six months ended June 30, 2022, respectively. The favorable prior year development was primarily due to better than expected claims recoveries and actual claims expense being less than expected.

8. Long-Term Debt

Long-term debt is recorded at carrying value in the condensed consolidated balance sheets. The carrying value of long-term debt outstanding, net of unamortized debt issuance costs, consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Long-term debt	$156,282	$154,112
Less unamortized debt issuance costs	(2,351)	(3,492)
Long-term debt-net of amortization	153,931	150,620
Less current portion of long-term debt	—	—
Long-term debt - net of current portion	$153,931	$150,620

As of June 30, 2022, the total long-term debt balance of $156,282 included the principal balance of $135,000, the initial commitment fee of $6,750, and the payment-in-kind interest on the principal balance of $14,122. The payment-in-kind interest on the principal balance is also subject to the commitment fee which was $410 as of June 30, 2022. This amount was also included in the long-term debt balance.

Subsequent to the balance sheet date we extended the maturity of the term loan to September 30, 2023. There were no other changes to the terms of the term loan. This extension had no impact on the long-term debt balance.

In addition, the term loan includes financial covenants regarding the maintenance of minimum liquidity of $6,000 of operating cash, as defined, on a consolidated basis, at least $10,000 in its cash accounts on a daily basis and minimum consolidated revenue amounts. The term loan also contains certain nonfinancial covenants. As of June 30, 2022 and December 31, 2021, we were in compliance with all financial and nonfinancial covenants.

The term loan was entered into by our wholly owned subsidiary and is also guaranteed by certain of our wholly owned subsidiaries and collateralized by all unrestricted assets of our subsidiaries.

9. Income Taxes

There was no income tax expense for the three and six months ended June 30, 2022 and 2021.

We have cumulative net operating losses ("NOLs") as of June 30, 2022 and December 31, 2021. Given the history of losses, and after consideration for the risk associated with estimates of future taxable income, we established a full valuation allowance against net deferred tax assets at June 30, 2022 and 2021. As a result of the Tax Cuts and Jobs Act (“TCJA”), the federal NOLs generated in 2018 through 2020 will be carried forward indefinitely and are limited to an 80% deduction of taxable income. The 80% limitation is not applicable to NOLs generated before 2018. An exception to the TCJA federal NOL modification applies to nonlife insurance companies (e.g., Alignment Health Plan Inc.). Alignment Health Plan Inc.’s NOL treatment is the same as those NOLs generated in tax years 2017 and prior.

Additionally, an “ownership change” as defined under Section 382 of the Internal Revenue Code ("IRC"), could potentially limit the ability to utilize certain tax attributes including the Company’s substantial NOLs. Ownership change is generally defined as any significant change in ownership of more than 50% of its stock over a three-year testing period. If, as a result of current or future transactions involving our common stock, we undergo cumulative ownership changes which exceed 50% over the testing period, our ability to utilize our NOL carryforwards would be subject to additional limitations under IRC Section 382. We continue to monitor changes in ownership with respect to these income tax provisions.

10. Equity-Based Compensation

Equity Awards

Stock options

Stock options generally vest 25% annually over four years and generally expire 10 years from the date of the grant. The 2021 Equity Incentive Plan provides that stock option grants will be made with an exercise price at no less than the estimated fair value of common stock at the date of the grant.

The following is a summary of the stock option transactions as of and for the three and six months ended June 30, 2022:

	Stock Options Outstanding
(amounts in thousands, except shares and per share amount)	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2021	10,938,521	$18.02	$9.17	$—
Options granted	1,269,156	8.95
Options exercised	—	—
Options forfeited / expired	(282,595)	18.02
Balances as of March 31, 2022	11,925,082	17.05	9.03	2,896
Options granted	55,557	10.02
Options exercised	—	—
Options forfeited / expired	(1,323,273)	17.94
Balances as of June 30, 2022	10,657,366	16.91	$8.79	3,156
Vested and Exercisable as of June 30, 2022	2,474,774	18.01	8.67	—

Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of our common stock. For the three months ended June 30, 2022 and 2021 and six months ended June 30, 2022 and 2021 no options were exercised. The aggregate fair value of options granted during the three months ended June 30, 2022 and 2021 was $260 and $158, respectively. The aggregate fair value of options granted during the six months ended June 30, 2022 and 2021 was $5,295 and $84,140, respectively.

The weighted-average assumptions used to determine the fair value of stock options granted during the period were as follows:

Six Months Ended June 30,
2022
Expected term (in years)(1)	6.25
Expected volatility(2)	39.5% - 44.5%
Risk-free interest rate(3)	1.4% - 3.0%
Dividend yield(4)	0.0%

(1)
An estimated expected life of 6.25 years before exercise was used based on the midpoint of the vesting date and the full contractual term (known as the simplified method). We do not have sufficient history of exercise for similar awards.
(2)
The expected volatility for new options granted was estimated based on a combination of the historical daily price changes of our common stock and our peer companies’ common stock over the most recent period equal to the expected term of the option, adjusted for debt-equity leverage.
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

The following is a summary of RSA transactions for the three and six months ended June 30, 2022:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2021	8,613,780	$10.32
Vested	(2,148,391)	15.80
Forfeited	(163,064)	3.69
Unvested and outstanding as of March 31, 2022	6,302,325	8.63
Vested	(129,053)	0.42
Forfeited	(191,722)	7.57
Unvested and outstanding as of June 30, 2022	5,981,550	$8.84

Restricted Stock Units

Restricted stock units ("RSU") generally vest 25% annually over four years.

The following is a summary of RSU transactions for the three and six months ended June 30, 2022:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2021	1,662,282	$18.54
Granted	3,064,412	9.15
Vested(1)	(406,176)	18.54
Cancelled/forfeited	(36,288)	18.01
Unvested and outstanding as of March 31, 2022	4,284,230	11.83
Granted	138,239	10.11
Vested	(48,976)	18.00
Cancelled/forfeited	(220,801)	14.93
Unvested and outstanding as of June 30, 2022	4,152,692	$11.53

(1) Includes 22,668 shares that vested, but the issuance and delivery of the shares was deferred

Equity-Based Compensation Expense

Total equity-based compensation expense was presented on the statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2022	2021	2022	2021
Selling, general and administrative expenses	$10,381	$28,430	$35,307	$53,651
Medical expenses	1,718	2,457	4,839	9,023
Total equity-based compensation expense	$12,099	$30,887	$40,146	$62,674

As of June 30, 2022, there was $87,615 in unrecognized compensation expense related to all non-vested awards (RSAs, options and RSUs) that will be recognized over the weighted-average period of 1.79 years.

11. Regulatory Requirements and Restricted Funds

Our health plans or risk-bearing entities are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which it operates.

Risk-Based Capital Regulatory

The National Association of Insurance Commissioners has adopted rules, which, if implemented by the states, set minimum capitalization requirements for insurance companies, health maintenance organizations ("HMOs"), and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (“RBC”) rules, which may vary from state to state. Certain states in which our health plans or risk bearing entities operate in have adopted the RBC rules. Our health plans or risk-bearing entities were in compliance with the minimum capital requirements for all periods presented.

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

Certain states regulate the payment of dividends, loans, or other cash transfers from our regulated subsidiaries to our non-regulated subsidiaries and parent company. Such payments may require approval by state regulatory authorities and are limited based on certain financial criteria, such as the entity’s level of statutory income and statutory capital and surplus, or the entity’s level of tangible net equity or net worth, amongst other measures. These regulations vary by state. We were in compliance with the RBC and TNE requirements as of June 30, 2022 and December 31, 2021.

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

We may be involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate resolution of legal proceedings is not expected to have a material adverse effect on the condensed consolidated financial statements. Amounts accrued for legal proceedings were not material as of June 30, 2022 and December 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the accompanying notes as well as “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021 (our "Annual Report"), as well as our unaudited condensed consolidated financial statements and related notes presented herein in Part I, Item 1 included elsewhere in this Quarterly Report. Unless the context otherwise indicates or requires, the terms “we”, “our” and the “Company” as used herein refer to Alignment Healthcare, Inc. and its consolidated subsidiaries, including Alignment Healthcare Holdings, LLC, which is Alignment Healthcare, Inc.’s predecessor for financial reporting purposes.

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

Overview

Alignment is a next generation, consumer-centric platform designed to revolutionize the healthcare experience for seniors. We deliver this experience through our Medicare Advantage plans, which are customized to meet the needs of a diverse array of seniors. Our innovative model of consumer-centric healthcare is purpose-built to provide seniors with care as it should be: high quality, low cost and accompanied by a vastly improved consumer experience. We combine a proprietary technology platform and a high-touch clinical model that enhances our members’ lifestyles and health outcomes while simultaneously controlling costs, which allows us to reinvest savings back into our platform and products to directly benefit the senior consumer. We have grown Health Plan Membership, which we define as members enrolled in our health maintenance organization ("HMO") and preferred provider organization ("PPO") contracts, from approximately 13,000 at inception to over 95,000 as of June 30, 2022, representing a 29% compound annual growth rate across 38 markets and 4 states. Our ultimate goal is to bring this differentiated, advocacy-driven healthcare experience to millions of senior consumers in the United States and to become the most trusted senior healthcare brand in the country.

Our model is based on a flywheel concept, referred to as our “virtuous cycle,” which is designed to delight our senior consumers. We start by listening to and engaging with our seniors in order to provide a superior experience in both their healthcare and daily living needs. Through our proprietary technology platform, Alignment's Virtual Application ("AVA"), we utilize data and predictive algorithms that are specifically designed to ensure personalized care is delivered to each member. When our information-enabled care model is combined with our member engagement, we are able to improve healthcare outcomes by, for example, reducing unnecessary hospital admissions, which in turn lowers overall costs. Our ability to manage healthcare expenditures while maintaining quality and member satisfaction is a distinct and sustainable competitive advantage. Our lower total healthcare expenditures allow us to reinvest our savings into richer coverage and benefits, which propels our growth in revenue and membership due to the enhanced consumer value proposition. As we grow, we continue to listen to and incorporate member feedback, and we are able to further enhance benefits and produce strong clinical outcomes. Our virtuous cycle, based on the principle of doing well by doing good, is highly repeatable and a core tenet of our ability to continue to expand in existing and new markets in the future.

For the 2022 plan year, Alignment offers plans in 38 markets across California (18 markets), North Carolina (15 markets), Nevada (three markets) and Arizona (two markets). There are approximately 7.0 million Medicare-eligible seniors in our current markets.

In June 2022, we announced our anticipated expansion for the 2023 plan year into 14 additional markets across our four existing states and two new states, Florida and Texas, subject to regulatory approval by CMS. If we obtain such approval for the 2023 Medicare Advantage plan year, with these expansions, we will reach an additional 1.1 million Medicare-eligible seniors, resulting in a total of 8.2 million Medicare-eligible seniors across 52 counties in six states.

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

•
Capitalize on Our Existing Market Growth Opportunity: Our ability to attract and retain members to grow in our existing markets depends on our ability to offer a superior value proposition. We have proven that we can compete against, and take market share from, large established players in highly competitive markets. According to CMS data, we were one of the top three Medicare Advantage Organizations in terms of HMO net members growth in our California counties between 2016 and 2022. Further, there are approximately 3.7 million Medicare-eligible individuals enrolled in Medicare Advantage plans in our existing 38 counties, of which our approximately 95,900 Health Plan Members represents only 3% market share. We believe that there are still significant opportunities for future growth even in our most mature markets where we have a 10-20% market share. Additionally, we are evaluating other opportunities to leverage our historical investments in our technology platform and our comprehensive clinical model across our existing and potentially new geographies. In April 2021, we entered into CMS Innovation Center’s Direct Contracting program, which allows us to partner directly with physicians to help manage their Medicare FFS patient populations and participate in the upside and downside risk associated with managing the health of such patients. As of June 30, 2022, we had approximately 5,000 members in our Direct Contracting Entity (“DCE”) arrangement with our clinician partners. While our participation in this program is still in its relatively early stages, we believe this DCE partnership is indicative of the value we can potentially deliver to a broader set of seniors in traditional Medicare over time.
•
Drive Growth and Consistent Outcomes Through New Market Expansion: We enter new markets with the goal of building brand awareness across our key stakeholders to achieve meaningful market share over time. We intend to focus on markets with significant senior populations where we expect to be able to replicate our model most effectively. Our analytical framework for selecting new markets to enter evaluates a number of factors, including: the presence of aligned provider partners, our ability to compete effectively based on the richness of our products, and our ability to build and deploy local market care delivery teams efficiently. We believe that investment in new market development is required to drive sustained long-term growth, and our willingness to make such investments is underpinned by our proven success in a diverse array of markets across our existing geographic footprint. Enabled by AVA, we have been successful in rural, urban and suburban markets, as well as markets with varying degrees of provider and health system competition and control. Our existing markets also feature a diverse array of membership profiles across ethnicities, income levels and acuity. We expanded into six new markets in 2021 and 16 new markets in 2022. In June 2022, we announced our anticipated expansion for the 2023 plan year, subject to regulatory approval by CMS, into 14 additional markets across our four existing states and two new states, Florida and Texas.
•
Provide Superior Service, Care and Consumer Satisfaction: We are highly focused on providing superior service and care to our members and on maintaining high levels of consumer satisfaction, which are key to our financial performance and growth. The CMS Five Star Quality Rating System provides economic incentives to Medicare Advantage plans that achieve higher Star ratings by (i) meeting certain care criteria (such as completing particular preventative screening procedures or ensuring proper follow-up care is provided for specific conditions or episodes) and (ii) receiving high member satisfaction ratings. These incentives impact financial performance in the year following the CMS Rating Year (for example, CMS’s announcement of the 2022 Ratings occurred in the second half of 2021 and will impact our financial performance in 2023). Historically, we have earned additional bonus payments from CMS based on our performance under CMS’s Five Star Quality Rating System. For the last five years (CMS Rating Years 2018-2022), over 98% of our California members have been in a CMS contract achieving at least a 4 Star overall rating (the remaining members were in a CMS contract that had too few members to be measured). This is important to our financial performance, as (i) earning a 4 Star rating generally allows us to receive a 5% bonus to our revenue benchmark rate in our bids (subject to certain county-level adjustments), and (ii) a 4.5 Star rating allows us to retain a larger portion of the savings our model creates relative to our benchmark by increasing our rebate percentage from 65% to 70% of savings, both of which allow us to offer richer coverage and supplemental benefits. Our Medicare Advantage plans in California currently have a 4 Star rating, and our plans in Nevada, North Carolina and Arizona do not yet have independent Star ratings due to our limited operating history in those markets. As a result, payments in Nevada, North Carolina, and Arizona are expected to be based on our Star rating in California for the next several years.
•
Effectively Manage the Quality of Care to Improve Member Outcomes: Our care delivery model is based on a clinical continuum through which we have created a highly personalized experience that is unique to each member depending on their personal health and circumstances. Utilizing data and predictive analytics generated by AVA, our clinical continuum separates seniors into four categories in order to provide optimized care for every stage of a senior’s life: healthy, healthy utilizer, pre-chronic and chronic. We partner with our broader network of community providers to service members in our non-chronic categories, and we have developed a Care Anywhere program implemented by our internal clinical teams to care for our higher risk and/or chronically ill members. By investing in our members’ care proactively, our model has consistently reduced unnecessary and costly care while improving the quality of our members’ lifestyle and healthcare experience. By delivering superior care and preventing avoidable utilization of the healthcare system, we are able to reduce our claims expenditures in some of our largest medical expense categories, which translates to superior medical benefits ratio (“MBR”) financial performance and ultimately the ability to offer richer products in the market.
•
Achieve Superior Unit Economics: As our senior population ages, their healthcare needs become more frequent and complex. To combat the healthcare cost increases that typically result, we proactively look to (i) connect with our population early in their enrollment with Alignment to assess their care needs, (ii) develop care plans and engage those members with more chronic, complex health challenges in our clinical model, and (iii) continue to monitor and evaluate our healthier members in a preventative fashion over time. Given the Medicare Advantage payment mechanism and the retention of the vast majority of our members who continue to choose Alignment after their initial selection year, we are able to focus our efforts on driving favorable long-term health outcomes for our entire population. As a result, our clinical model efforts have demonstrated the ability to lower the MBRs of our returning members. We believe this is evidence of our ability to manage the financial risk of our members as they age, and that these favorable underlying unit economic trends translate directly to our ability to continue to deliver a richer product to the marketplace. With this dynamic in mind, our consolidated MBR may be impacted year-to-year based on our pace of new member growth and mix of members by cohort. However, we believe our ability to sustain MBR performance improvement over time positions us well to invest in new member growth to drive long-term financial performance.
•
Invest in our Platform and Growth: We plan to continue to invest in our business in order to further develop our AVA platform, pursue new expansion opportunities and create innovative product offerings. In addition, in order to maintain a differentiated value proposition for our members, we continue to invest in innovative product offerings and supplementary benefits to meet the evolving needs of the senior consumer. We anticipate further investments in our business as we expand into new markets and pursue strategic acquisitions, which we expect will primarily be focused on healthcare delivery groups in key geographies, standalone and provider-sponsored Medicare Advantage plans and other complementary risk bearing assets.
•
Navigate Seasonality to our Business: Our operational and financial results will experience some variability depending upon the time of year in which they are measured. We experience the largest portion of member growth during the first quarter, when plan enrollment selections made during the annual enrollment period ("AEP") from October 15th through December 7th of the prior year take effect. As a result, we expect to see a majority of our member growth occur on January 1 of a given calendar year. As the year progresses, our per-member revenue often declines as new members join us, typically with less complete or accurate documentation (and therefore lower risk-adjustment scores), and senior mortality disproportionately impacts our higher-acuity (and therefore greater revenue) members. Medical costs will vary seasonally depending on a number of factors, but most significantly the weather. Certain illnesses, such as the influenza virus, are far more prevalent during colder months of the year, which will result in an increase in medical expenses during these time periods. We therefore expect to see higher levels of per-member medical costs in the first and fourth quarters. The design of our prescription drug coverage (Medicare Part D) results in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period, which begins annually on January 1 for renewals. These plan designs generally result in us sharing a greater portion of the responsibility for total prescription drug costs in the early stages of the year and less in the latter stages, which typically results in a higher MBR on our Part D program in the first half of the year relative to the second half of the year. In addition, we expect our corporate, general and administrative expenses to increase in absolute dollars for the foreseeable future to support our growth and because of additional costs of being a public company. Due to the timing of many of these investments, including our primary sales and marketing season, we typically incur a greater level of investment in the second half of the year relative to the first half of the year.

Executive Summary

The following table presents key financial statistics for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in '000's, except percentages)	2022	2021	% Change	2022	2021	% Change
Health plan membership (at period end)	95,900	84,700	13.2%	95,900	84,700	13.2%
Medical benefits ratio	83.4%	88.0%	-4.6%	85.1%	89.6%	-4.5%
Revenues	$366,474	$308,951	18.6%	$712,000	$576,033	23.6%
Loss from Operations	$(6,648)	$(40,492)	NM(2)	$(43,123)	$(93,156)	NM(2)
Net loss	$(11,580)	$(44,762)	NM(2)	$(52,397)	$(101,636)	NM(2)
Adjusted EBITDA(1)	$10,320	$(4,690)	NM(2)	$6,430	$(18,732)	NM(2)
Adjusted gross profit (1)	$60,972	$37,077	64.4%	$105,904	$59,682	77.4%

(1)
See “Adjusted EBITDA” and "Adjusted Gross Profit" below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
(2)
Not meaningful

Health Plan Membership

We define Health Plan Membership as the number of members enrolled in our HMO and PPO contracts as of the end of a reporting period. We believe this is an important metric to assess growth of our underlying business, which is indicative of our ability to consistently offer a superior value proposition to seniors. This metric excludes third party payor members with respect to which we are at-risk for managing their healthcare expenditures, which represented approximately 500 members and 600 members as of June 30, 2022 and 2021, respectively. It also excludes the approximately 5,000 traditional Medicare seniors for which we are at-risk for managing their healthcare expenditures through our DCE contract with CMS.

Adjusted Gross Profit and Medical Benefits Ratio

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

Adjusted gross profit is reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(dollars in thousands)
Loss from operations	$(6,648)	$(40,492)	$(43,123)	$(93,156)
Add back:
Equity-based compensation (medical expenses)	1,718	2,457	4,839	9,023
Depreciation (medical expenses)	49	54	92	106
Depreciation and amortization	4,180	3,908	8,130	7,645
Selling, general, and administrative expenses	61,673	71,150	135,966	136,064
Total add back	67,620	77,569	149,027	152,838
Adjusted gross profit	$60,972	$37,077	$105,904	$59,682
Adjusted gross profit %	16.6%	12.0%	14.9%	10.4%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net loss before interest expense, income taxes, depreciation and amortization expense, reorganization and transaction-related expenses, equity-based compensation expense, and loss on sublease. Adjusted EBITDA is a key measure used by our management and our Board to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operating plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA provides useful measures for period-to-period comparisons of our business. Given our intent to continue to invest in our platform and the scalability of our business in the short to medium-term, we believe Adjusted EBITDA over the long term will be an important indicator of value creation.

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

Adjusted EBITDA is reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(dollars in thousands)
Net loss	$(11,580)	$(44,762)	$(52,397)	$(101,636)
Add back:
Interest expense	4,490	4,329	8,891	8,577
Depreciation and amortization	4,229	3,962	8,222	7,751
EBITDA	(2,861)	(36,471)	(35,284)	(85,308)
Equity-based compensation(1)	12,099	30,887	40,146	62,674
Reorganization and transaction-related expenses(2)	-	593	-	3,601
Acquisition expenses(3)	573	301	1,059	301
Loss on sublease(4)	509	—	509	—
Adjusted EBITDA	$10,320	$(4,690)	$6,430	$(18,732)

(1)
2022 represents equity-based compensation related to grants made in the current year, as well as equity-based compensation related to the timing of the IPO, which includes previously issued stock appreciation rights ("SARs") liability awards, modifications related to transaction vesting units, and grants made in conjunction with the IPO. 2021 represents equity-based compensation related to the timing of the IPO as previously discussed.
(2)
Represents legal, professional, accounting and other advisory fees related to the Reorganization and the IPO that are considered non-recurring and non-capitalizable.
(3)
Represents acquisition-related fees, such as legal and advisory fees, that are non-capitalizable.
(4)
Represents loss related to right of use ("ROU") assets that were subleased in the current quarter.

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(dollars in thousands)
Revenues:
Earned premiums	$366,180	$308,739	$711,472	$575,739
Other	294	212	528	294
Total revenues	366,474	308,951	712,000	576,033
Expenses:
Medical expenses	307,269	274,385	611,027	525,480
Selling, general and administrative expenses	61,673	71,150	135,966	136,064
Depreciation and amortization	4,180	3,908	8,130	7,645
Total expenses	373,122	349,443	755,123	669,189
Loss from operations	(6,648)	(40,492)	(43,123)	(93,156)
Other expenses:
Interest expense	4,490	4,329	8,891	8,577
Other expenses (income)	442	(59)	383	(97)
Total other expenses	4,932	4,270	9,274	8,480
Loss before income taxes	(11,580)	(44,762)	(52,397)	(101,636)
Provision for income taxes	—	—	—	—
Net loss	$(11,580)	$(44,762)	$(52,397)	$(101,636)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(% of revenue)
Revenues:
Earned premiums	100%	100%	100%	100%
Other	—	—	—	—
Total revenues	100	100	100	100
Expenses:
Medical expenses	84	89	86	91
Selling, general and administrative expenses	17	23	19	24
Depreciation and amortization	1	1	1	1
Total expenses	102	113	106	116
Loss from operations	(2)	(13)	(6)	(16)
Other expenses:
Interest expense	1	1	1	2
Other expenses (income)	—	—	—	—
Total other expenses	1	1	1	2
Loss before income taxes	(3)	(14)	(7)	(18)
Provision for income taxes	—	—	—	—
Net loss	(3)%	(14)%	(7)%	(18)%

Revenues

	Three Months Ended June 30,		Change
	2022	2021	$	%
(dollars in thousands)
Revenues:
Earned premiums	$366,180	$308,739	$57,441	18.6%
Other	294	212	82	38.7%
Total revenues	$366,474	$308,951	$57,523	18.6%

	Six Months Ended June 30,		Change
	2022	2021	$	%
(dollars in thousands)
Revenues:
Earned premiums	$711,472	$575,739	$135,733	23.6%
Other	528	294	234	79.6%
Total revenues	$712,000	$576,033	$135,967	23.6%

Revenues. Revenues were $366.5 million and $309.0 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $57.5 million or 18.6%. Revenues were $712.0 million and $576.0 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $136.0 million or 23.6%. The increase was driven by a combination of growth in our Health Plan membership and higher revenue per member per month in 2022 as compared to 2021. Health plan membership increased 13.2% between June 30, 2021 and June 30, 2022. The increase in revenue per member per month is primarily attributable to an increase in the CMS benchmark rates.

Expenses

	Three Months Ended June 30,		Change
	2022	2021	$	%
(dollars in thousands)
Expenses:
Medical expenses	$307,269	$274,385	$32,884	12.0%
Selling, general and administrative expenses	61,673	71,150	(9,477)	(13.3)%
Depreciation and amortization	4,180	3,908	272	7.0%
Total expenses	$373,122	$349,443	$23,679	6.8%

	Six Months Ended June 30,		Change
	2022	2021	$	%
(dollars in thousands)
Expenses:
Medical expenses	$611,027	$525,480	$85,547	16.3%
Selling, general and administrative expenses	135,966	136,064	(98)	(0.1)%
Depreciation and amortization	8,130	7,645	485	6.3%
Total expenses	$755,123	$669,189	$85,934	12.8%

Medical Expenses. Medical expenses were $307.3 million and $274.4 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $32.9 million, or 12.0%. Medical expenses were $611.0 million and $525.5 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $85.5 million, or 16.3%. The increase was driven primarily by the growth in Alignment’s Health Plan membership. Overall, medical expenses for the six months ended June 30, 2022 grew at a lower rate than total revenues compared to the six months ended June 30, 2021 primarily due to the impact of COVID-19 on utilization in 2021. For January and February 2021, we experienced an increase in inpatient admissions due to COVID-related hospitalizations. However, for the remainder of fiscal year 2021 and the first half of 2022, we saw a decline in COVID-related inpatient utilization (compared to the first half of 2021) as vaccination rates improved across our senior population and the milder omicron variant became dominant. The ultimate impact of COVID-19 to us and our financial condition is presently unknown and we continue to monitor the impact of COVID-19 on our claims reserve estimate.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $61.7 million and $71.2 million for the three months ended June 30, 2022 and 2021, respectively, a decrease of $9.5 million, or 13.3%. Selling, general and administrative expenses were $136.0 million and $136.1 million for the six months ended June 30, 2022 and 2021, respectively, a decrease of $0.1 million, or 0.1%. The decrease for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to a decrease in equity-based compensation, offset by ongoing investments and expenditures in network development and sales and marketing to drive the growth of Alignment's Health Plan membership. Excluding equity-based compensation in the three months ended June 30, 2022, our selling, general and administration expenses increased 20.1% from the three months ended June 30, 2021. Excluding equity-based compensation in the six months ended June 30, 2022, our selling, general and administration expenses increased 22.1% from the six months ended June 30, 2021.

Depreciation and Amortization. Depreciation and amortization expense was $4.2 million and $3.9 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $0.3 million, or 7.0%. Depreciation and amortization expense was $8.1 million and $7.6 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $0.5 million, or 6.3%. The increase was primarily due to the amount and timing of our capital expenditures and the associated depreciation relative to 2021.

Other Expenses

Interest expense. Interest expense was $4.5 million and $4.3 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $0.2 million or 4.7%. Interest expense was $8.9 million and $8.6 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $0.3 million or 3.5%. The increase in interest expense was primarily due to a higher principal balance caused by the payment-in-kind interest under our loan agreement (described below).

Other expenses (income). Other expenses (income) were $0.4 million and $(0.1) million for the three months ended June 30, 2022 and 2021, respectively. Other expenses (income) were $0.4 million and $(0.1) million for the six months ended June 30, 2022 and 2021, respectively. The increase in expense was primarily due to a loss recorded on ROU assets that were subleased.

Liquidity and Capital Resources

General

To date, we have financed our operations principally through our IPO, private placements of our equity securities, revenues, and a loan agreement (described below). As of June 30, 2022, we had $453.2 million in cash.

In addition, we operate as a holding company in a highly regulated industry. Alignment Healthcare, Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash at the parent company was $293.4 million at June 30, 2022.

We may incur operating losses in the future due to the investments we intend to continue to make in expanding our operations and sales and marketing and due to the general and administrative costs we expect to incur in connection with continuing to operate as a public company. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

We believe that our liquid assets will be sufficient to fund our operating and organic capital needs for at least the next 12 months. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending to expand our presence in existing markets, expand into new markets and increase our sales and marketing activities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.

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

Term Loan

On August 21, 2018, we entered into a term loan agreement (the "Term Loan") with CR Group ("CRG") for $80.0 million, with an option to borrow up to an additional $20.0 million. In April 2019, we amended the Term Loan to increase its borrowing capacity by $75.0 million and drew down $35.0 million in May 2019. The Term Loan was subject to a commitment fee of $6.8 million and we incurred debt issuance costs of $3.6 million. Subsequent to the balance sheet date we extended the maturity of the term loan to September 30, 2023. While we believe our liquid assets are sufficient to repay the Term Loan and meet our projected operating requirements, we expect to refinance the Term Loan prior to maturity.

The commitment fees are deferred as part of debt issuance costs and are amortized to interest expense over the term using the effective interest method. The debt issuance costs are being amortized to interest expense over the term using the effective interest method.

The Term Loan bears interest at a rate of 10.25% payable on a quarterly basis. We have the option to pay a portion of the interest in cash with the remaining portion of the interest added to the principal balance as a payment-in-kind. The payment-in-kind is also subject to a commitment fee of 5%. The cash and payment-in-kind interest rates were 7.75% and 2.50%, respectively, through April 2019, and then converted to 7.50% and 2.75%, respectively. In 2022 and 2021, we utilized our option to pay the quarterly interest payments in both cash and payment-in-kind. Our total long-term debt balance of $156.3 million as of June 30, 2022 included the principal balance of $135.0 million, the initial commitment fee of $6.8 million, and the payment-in-kind interest on the principal balance of $14.1 million. The payment-in-kind interest on the principal balance is also subject to the commitment fee of $0.4 million for the three months ended June 30, 2022. The amount was included in the long-term debt balance.

In addition, the Term Loan includes financial covenants regarding the maintenance of minimum liquidity of $6.0 million of operating cash, as defined, on a consolidated basis, at least $10.0 million in its cash accounts on a daily basis and minimum consolidated revenue amounts in the calendar years through 2022. As of June 30, 2022, we were in compliance with the financial covenants. The Term Loan is guaranteed by certain of our wholly owned subsidiaries and collateralized by all unrestricted assets.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
(dollars in thousands)	2022	2021
Net cash used in operating activities	$(1,284)	$(61,556)
Net cash used in investing activities	(11,982)	(10,867)
Net cash (used in) provided by financing activities	(100)	360,130
Net change in cash	(13,366)	287,707
Cash and restricted cash at beginning of period	468,350	207,811
Cash and restricted cash at end of period	$454,984	$495,518

Operating Activities

For the six months ended June 30, 2022, net cash used in operating activities was $1.3 million, a decrease of $60.3 million compared to net cash used in operating activities of $61.6 million for the six months ended June 30, 2021. The decrease is mainly attributable to the decrease in net loss for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, as well as an improvement in our working capital accounts.

Investing Activities

For the six months ended June 30, 2022, net cash used in investing activities was $12.0 million, an increase of $1.1 million compared to net cash used in investing activities of $10.9 million for the six months ended June 30, 2021. The increase primarily relates to incremental capital expenditures related to information technology and infrastructure projects and asset acquisitions.

Financing Activities

For the six months ended June 30, 2022, net cash used in financing activities was $0.1 million, a decrease of $360.2 million compared to net cash provided by financing activities of $360.1 million for the six months ended June 30, 2021. The decrease primarily relates to proceeds from the IPO in the first quarter of 2021.

Material cash requirements from known contractual and other obligations

There have been no material changes to our contractual obligations disclosed in our Annual Report.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of our wholly-owned subsidiaries and four variable interest entities (“VIEs”) in California and North Carolina that meet the consolidation requirements for accounting purposes. All intercompany transactions have been eliminated in consolidation. Noncontrolling interest is presented within the equity section of the condensed consolidated balance sheets.

There have been no significant changes in our critical accounting estimate policies or methodologies to our condensed consolidated financial statements. For a description of our policies regarding our critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" in the Annual Report.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements, “Summary of Significant Accounting Policies—Recent Accounting Pronouncements Adopted” for more information.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2022.

Changes to our Internal Controls over Financial Reporting:

There were no material changes in our internal control over financial reporting during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees began working remotely in March 2020. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 12, Commitments and Contingencies – Legal Proceedings, to Alignment Healthcare, Inc.'s Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors disclosed in the Annual Report.

Economic downturn or unstable market and economic conditions, including rising rates of inflation, may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. Any such volatility and disruptions, or a general sustained economic downturn, may have adverse consequences on us or the third parties on whom we rely. Increased inflation rates, for example, can adversely affect us by increasing our costs, including labor and employee benefit costs and increasing medical expenses. Additionally, if the equity and credit markets deteriorate, including as a result of COVID-19 or due to political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. During periods of high unemployment, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. The COVID-19 pandemic has created additional budgetary pressure on governmental entities. These budget deficits at federal, state and local government entities have decreased, and may continue to decrease, spending for health and human service programs, including Medicare and similar programs, which represents the most significant revenue source for us. Any of these negative economic conditions could have a material adverse effect on our business, results of operations and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended June 30, 2022.

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

Alignment Healthcare, Inc.

Date: August 4, 2022	By:	/s/ John Kao
John Kao
President and Chief Executive Officer

Date: August 4, 2022	By:	/s/ Thomas Freeman
Thomas Freeman
Chief Financial Officer