Form 10-Q
period 2022-09-30
Alignment Healthcare, Inc.
filed 2022-11-03
CIK 1832466

premium

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 187,260,981 shares of common stock, $0.001 par value per share, outstanding.

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

•
our ability to generate sufficient cash flow to service all of our indebtedness and the potential impact of certain affirmative and negative covenants in our term loan agreement on our business;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alignment Healthcare, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except par value and share amounts)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current Assets:
Cash	$567,446	$466,600
Accounts receivable (less allowance for credit losses of $217 at September 30, 2022 and $111 at December 31, 2021, respectively)	88,220	58,512
Prepaid expenses and other current assets	36,493	27,747
Total current assets	692,159	552,859
Property and equipment, net	35,577	30,358
Right of use asset, net	6,085	7,853
Goodwill and intangible assets, net	37,618	35,116
Other assets	6,104	4,709
Total assets	$777,543	$630,895
Liabilities and Stockholders' Equity
Current Liabilities:
Medical expenses payable	$171,395	$125,886
Accounts payable and accrued expenses	20,691	16,962
Deferred premium revenue	116,767	469
Accrued compensation	31,411	23,928
Total current liabilities	340,264	167,245
Long-term debt, net of debt issuance costs	160,677	150,620
Long-term portion of lease liabilities	4,458	6,975
Total liabilities	505,399	324,840
Commitments and Contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $.001 par value; 100,000,000 and 0 shares authorized as of September 30, 2022 and December 31, 2021, respectively; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $.001 par value; 1,000,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 187,263,976 and 187,193,613 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	187	187
Additional paid-in capital	947,295	888,547
Accumulated deficit	(675,338)	(582,694)
Total Alignment Healthcare, Inc. stockholders' equity	272,144	306,040
Noncontrolling interest	—	15
Total stockholders' equity	272,144	306,055
Total liabilities and stockholders' equity	$777,543	$630,895

See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Earned premiums	$359,978	$293,275	$1,071,450	$869,014
Other	370	191	898	485
Total revenues	360,348	293,466	1,072,348	869,499
Expenses:
Medical expenses	312,850	253,990	923,877	779,470
Selling, general, and administrative expenses	76,452	76,846	212,418	212,910
Depreciation and amortization	4,456	4,080	12,586	11,725
Total expenses	393,758	334,916	1,148,881	1,004,105
Loss from operations	(33,410)	(41,450)	(76,533)	(134,606)
Other expenses:
Interest expense	4,605	4,414	13,496	12,991
Other expenses (income)	(131)	(48)	252	(145)
Loss on extinguishment of debt	2,196	—	2,196	—
Total other expenses	6,670	4,366	15,944	12,846
Loss before income taxes	(40,080)	(45,816)	(92,477)	(147,452)
Provision for income taxes	167	—	167	—
Net loss attributable to Alignment Healthcare, Inc.	$(40,247)	$(45,816)	$(92,644)	$(147,452)

Total weighted-average common shares outstanding - basic and diluted	182,123,363	177,828,872	180,765,300	169,786,542
Net loss per share - basic and diluted	$(0.22)	$(0.26)	$(0.51)	$(0.87)

See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(amounts in thousands, except par value and share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at June 30, 2022	187,271,311	$187	$928,608	$(635,091)	$—	$293,704
Net loss attributable to Alignment Healthcare, Inc.	—	—	—	(40,247)	—	(40,247)
Issuance of common stock upon vesting of restricted stock units	956	—	—	—	—	—
Forfeitures	(8,291)	—	—	—	—	—
Equity-based compensation	—	—	18,687	—	—	18,687
Balance at September 30, 2022	187,263,976	$187	$947,295	$(675,338)	$—	$272,144

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at June 30, 2021	187,273,782	$188	$829,221	$(489,044)	$15	$340,380
Net loss attributable to Alignment Healthcare, Inc.	—	—	—	(45,816)	—	(45,816)
Forfeitures	(22,946)
Equity-based compensation	—	—	30,511	—	—	30,511
Balance at September 30, 2021	187,250,836	$188	$859,732	$(534,860)	$15	$325,075

See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(amounts in thousands, except par value and share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2021	187,193,613	$187	$888,547	$(582,694)	$15	$306,055
Net loss attributable to Alignment Healthcare, Inc.	—	—	—	(92,644)	—	(92,644)
Issuance of common stock upon vesting of restricted stock units	433,440	—	—	—		—
Forfeitures	(363,077)	—	—	—	—	—
Equity-based compensation	—	—	58,833	—	—	58,833
Repurchase of noncontrolling interest attributable to subsidiary	—	—	(85)	—	(15)	(100)
Balance at September 30, 2022	187,263,976	$187	$947,295	$(675,338)	$—	$272,144

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2020(1)	164,063,787	$164	$417,855	$(387,408)	$—	$30,611
Net loss attributable to Alignment Healthcare, Inc.	—	—	—	(147,452)	—	(147,452)
Noncontrolling interest attributable to subsidiary	—	—	—	—	15	15
Issuance of common stock upon initial public offering at $18.00 per share, net of issuance costs of $29,011	21,700,000	22	361,567	—	—	361,589
Issuance of common stock third-party business partners	573,782	1	6,479	—	—	6,480
Issuance of common stock to stock appreciation rights holders	936,213	1	11,509	—	—	11,510
Forfeitures	(22,946)
Equity-based compensation	—	—	63,796	—	—	63,796
Equity repurchase	—	—	(1,474)	—	—	(1,474)
Balance at September 30, 2021	187,250,836	$188	$859,732	$(534,860)	$15	$325,075

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

Alignment Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net loss	$(92,644)	$(147,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit loss	150	74
Loss on sublease	510	—
Depreciation and amortization	12,735	11,884
Amortization-debt issuance costs and investment discount	1,608	1,681
Amortization of payment-in-kind interest	2,943	3,118
Equity-based compensation and common stock payments	58,833	81,786
Non-cash lease expense	2,151	2,001
Loss on extinguishment of debt	2,196	—
Changes in operating assets and liabilities:
Accounts receivable	(29,840)	(6,731)
Prepaid expenses and other current assets	(8,742)	(11,829)
Other assets	(137)	8
Medical expenses payable	45,509	15,402
Accounts payable and accrued expenses	2,030	(539)
Deferred premium revenue	116,298	96
Accrued compensation	7,484	4,638
Lease liabilities	(3,126)	(2,779)
Payment-in-kind interest	(14,122)	—
Net cash provided by (used in) operating activities	103,836	(48,642)
Investing Activities:
Purchase of business, net of cash received	(2,393)	—
Asset acquisition, net of cash received	—	(1,405)
Purchase of investments	(2,825)	(2,475)
Sale of investments	2,425	1,425
Acquisition of property and equipment	(17,317)	(15,409)
Net cash used in investing activities	(20,110)	(17,864)
Financing Activities:
Repurchase of noncontrolling interest	(100)	15
Equity repurchase	—	(1,474)
Issuance of long-term debt	165,000	—
Debt issuance costs	(4,601)	—
Repayment of long-term debt	(143,179)	—
Issuance of common stock	—	390,600
Common stock issuance costs	—	(29,011)
Net cash provided by financing activities	17,120	360,130
Net increase in cash	100,846	293,624
Cash and restricted cash at beginning of period	468,350	207,811
Cash and restricted cash at end of period	$569,196	$501,435
Supplemental disclosure of cash flow information:
Cash paid for interest	$22,447	$8,193
Supplemental non-cash investing and financing activities:
Acquisition of property in accounts payable	$290	$438
Purchase of business in accounts payable	$375	$—

The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets to the total above:

	September 30, 2022	September 30, 2021
Cash	$567,446	$500,485
Restricted cash in other assets	1,750	950
Total	$569,196	$501,435

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

Additionally, on September 15, 2022, we entered into an underwriting agreement with respect to an underwritten offering by certain selling stockholders of 9,000,000 shares of our common stock. The Company did not receive any proceeds from the sale of the shares. We incurred $579 in transaction costs in connection with this offering.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability

Level 3 - Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date

The fair value of cash and restricted cash was determined based on Level 1 inputs. The fair value of U.S. Treasury bills and certificate of deposits, which were included in other assets in the condensed consolidated balance sheets, was determined based on Level 2 inputs. There were no assets or liabilities measured at fair value using Level 3 inputs as of September 30, 2022 and December 31, 2021. Our long-term debt was reported at carrying value.

Revenue and Accounts Receivable

Earned premium revenue consisted of premium revenue and capitation revenue for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Premium	$345,415	$278,753	$1,027,400	$836,901
Capitation	14,563	14,522	44,050	32,113
	$359,978	$293,275	$1,071,450	$869,014

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

On April 1, 2021, we began participating in the CMS Innovation’s Direct Contracting Model. CMS serves as the claim adjudicator for institutional and specialists care, and directly pays for such fee for service claims. The DCE is responsible for the cost of health care services related to the patient population attributed to the DCE by participating in 100% savings/losses via the risk share model and in some cases, are financially responsible for the supplemental benefits provided to the patients. The DCE acts as a principal in arranging for and controlling services provided directly by their contracts with primary care physicians, as well as services provided by preferred institutional care providers and specialists. Capitation payments for the DCE program are determined from an annual benchmark established by CMS. These payments, which are adjusted for variable considerations, represent revenue for providing health care service, including primary care as well as institutional and specialist care. The DCE recognizes capitation revenue for providing these services in the period in which the performance obligations are satisfied by transferring services to the members. Revenue recognized by the DCE for the three and nine months ended September 30, 2022 was $12,341, and $37,753, respectively. Revenue recognized by the DCE for the three and nine months ended September 30, 2021 was $11,948 and $25,400.

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

Our recognized premium revenue for our Medicare Advantage Plans in California, North Carolina, Nevada, and Arizona are each subject to a minimum annual medical loss ratio (“MLR”) of 85%. The MLR represents medical costs as a percentage of premium revenue. The Code of Federal Regulations defines what constitutes medical costs and premium revenue, including certain additional expenses related to improving the quality of care provided, and the exclusion of certain taxes and fees, in each case as permitted or required by CMS and applicable regulatory requirements. If the minimum MLR is not met, we are required to remit a portion of the premiums back to the federal government. The amount remitted, if any, is recognized as an adjustment to premium revenues in the condensed consolidated statements of operations. The amounts payable under this provision were immaterial at September 30, 2022 and December 31, 2021.

Medicare Part D payments are also subject to a federal risk corridor program, which limits a health plan’s overall losses or profit if actual spending for basic Medicare Part D benefits is much higher or lower than what was anticipated. Risk corridor is recorded within premium revenue. The risk corridor provisions compare costs targeted in our bids or third-party payors’ bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS or third-party payors making additional payments to us or require us to refund a portion of the premiums we received. We estimate and recognize an adjustment to premium revenue related to these provisions based upon pharmacy claims experience. We record a receivable or payable at the contract level and classify the amount as current or long-term in our condensed consolidated balance sheet based on the timing of expected settlement.

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

We typically receive our monthly premium payments from CMS on the first day of the month. However, as the first day of October did not occur on a business day, we received the October premium payment on the last day of September. Accordingly, at September 30, 2022, we recorded deferred premium revenue of $116,767. This amount will be recognized as part of revenue in October 2022. Historically we have presented deferred premium revenue within accounts payable and accrued expenses within the condensed consolidated balance sheet. However, this period we have presented deferred premium revenue as a separate line item and have reclassified prior period balances for comparative purposes.

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

In August 2022, the Inflation Reduction Act ("IRA") was signed into law. The law intends to increase tax revenue and reduce Medicare costs through lower prescription drug prices, inflation rebates, and capping annual Medicare Part D out of pocket expenses. The provisions of the law are set to take effect over the next seven years. The Company is in the process of evaluating the impact the IRA will have on its business.

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

We record risk-sharing receivables and payables on a gross basis on the condensed consolidated balance sheet. Throughout the year, we evaluate expected losses on risk-sharing receivables and record the resulting expected losses to the reserve. We systematically build and release reserves based on adequacy and its assessment of expected losses on a monthly basis. Credit loss associated with risk share deficit receivables are recorded within medical expense in the condensed consolidated statements of operations. As of September 30, 2022 and December 31, 2021, we recorded a valuation allowance for substantially all of the risk-sharing receivable balance due to collection risk related to the balance. The risk-sharing payable is included within medical expenses payable on the condensed consolidated balance sheet.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits and restricted investments with financial institutions. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits. At September 30, 2022 and December 31, 2021, there was $565,838 and $465,824, respectively, in excess of FDIC-insured limits.

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

Noncontrolling interest

Noncontrolling interest represents the portion of equity ownership in a subsidiary that is not attributable to Alignment Healthcare, Inc. The noncontrolling interest in a subsidiary is initially recognized at estimated fair value on April 1, 2021 and is presented within total equity in the Company's condensed consolidated balance sheets. There was no net loss attributable to the noncontrolling interest for the three and nine months ended September 30, 2022 and 2021 as the Company was responsible for 100% of the net loss in the first year of operations of that subsidiary. During the three months ended June 30, 2022, the Company purchased the noncontrolling interest. Therefore, as of September 30, 2022, there was no longer a noncontrolling interest in a subsidiary.

Net Loss per Share

Net loss per share is calculated based on net loss attributable to Alignment Healthcare, Inc.'s shareholders. The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(40,247)	$(45,816)	$(92,644)	$(147,452)
Denominator:
Total weighted-average common shares outstanding - basic and diluted	187,267,619	187,253,106	187,216,118	180,125,277
Less: Restricted shares of common stock	(5,144,256)	(9,424,234)	(6,450,818)	(10,338,735)
Total weighted-average common shares outstanding, net of restricted shares of common stock - basic and diluted	182,123,363	177,828,872	180,765,300	169,786,542
Net loss per share:
Net loss per share - basic and diluted	$(0.22)	$(0.26)	$(0.51)	$(0.87)

Basic net loss per share is the same as diluted net loss per share for certain periods presented as the inclusion of all potentially dilutive shares would have been anti-dilutive.

In addition to the restricted shares of common stock, we also excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share as of September 30, 2022 and 2021:

	September 30,
	2022	2021
Stock options	10,598,474	11,165,009
Restricted stock units	8,661,679	1,692,512
Total	19,260,153	12,857,521

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

3. Fair Value

U.S. Treasury bills and certificate of deposits are reported at amortized costs which is equivalent to fair value. The following tables present the carrying value and fair value of these financial instruments as of September 30, 2022 and December 31, 2021:

	September 30, 2022
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
US Treasury bills	$1,372	$—	$1,372	$—
Certificate of deposits	1,475	—	1,475	—
Total	$2,847	$—	$2,847	$—

	December 31, 2021
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
U.S. Treasury bills	$1,375	$—	$1,375	$—
Certificate of deposits	1,071	—	1,071	—
Total	$2,446	$—	$2,446	$—

The carrying value of long-term debt represents the outstanding balance, net of unamortized debt issuance costs. As of September 30, 2022, the fair value of our long-term debt approximates the carrying value. As of December 31, 2021, the carrying value and fair value of our long-term debt was $150,620 and $154,367, respectively.

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

Our nonfinancial assets and liabilities, which include goodwill, intangible assets, property, and equipment, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess these assets for impairment. There was no such impairment as of September 30, 2022 and December 31, 2021.

4. Accounts Receivable

Accounts receivable consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Government receivables	$28,999	$19,685
Pharmacy rebate receivables	53,839	34,376
Other receivables	5,599	4,562
Total accounts receivable	88,437	58,623
Allowance for credit losses	(217)	(111)
Accounts receivable, net	$88,220	$58,512

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

We recorded credit loss related to accounts receivable of $39 and $28 during the three months ended September 30, 2022 and 2021, respectively, and $150 and $74 during the nine months ended September 30, 2022 and 2021, respectively. The amounts were recorded in selling general, and administrative expenses in the condensed consolidated statements of operations.

5. Property and Equipment

Property and equipment consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Computers and equipment	$10,472	$9,164
Office equipment and furniture	4,459	4,416
Software	113,913	98,031
Leasehold improvements	6,427	6,196
Construction in progress	850	753
Subtotal	136,121	118,560
Less accumulated depreciation	(100,544)	(88,202)
Property and equipment-net	$35,577	$30,358

Depreciation expense for the three months ended September 30, 2022 and 2021 was $4,417 and $4,036, respectively, of which $57 and $53, respectively, were included in medical expenses. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $12,446 and $11,618, respectively, of which $149 and $159, respectively, were included in medical expenses.

6. Goodwill and Intangible Assets

Intangible assets consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$32,044	$—	$32,044	—
License (indefinite lived)	4,967	—	4,967	—
Plan member relationships	2,700	(2,516)	184	9 years
Other	1,050	(627)	423	2 - 10 years
	$40,761	$(3,143)	$37,618

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$29,303	$—	$29,303	—
License (indefinite lived)	4,917	—	4,917	—
Plan member relationships	2,700	(2,311)	389	9 years
Other	1,050	(543)	507	2 - 10 years
	$37,970	$(2,854)	$35,116

Amortization expense relating to intangible assets for the three months ended September 30, 2022 and 2021, was $96 and $97, respectively. Amortization expense relating to intangible assets for the nine months ended September 30, 2022 and 2021, was $289 and $266, respectively. Estimated amortization expense relating to intangible assets for each of the next five years ending December 31, is as follows:

Remainder of 2022	$97
2023	226
2024	82
2025	60
2026	60
Thereafter	82
$607

There were no impairment charges related to goodwill and intangible assets for the three or nine months ended September 30, 2022 and 2021.

7. Medical Expenses Payable

The following table is a detail of medical expenses payable as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Claims incurred but not paid	$85,635	$77,073
Capitation payable, risk-sharing payable, and other	85,760	48,813
	$171,395	$125,886

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

The following table presents components of the change in medical expenses payable as of September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Claims incurred but not paid - beginning balance	$77,073	$82,391
Incurred related to:
Current year	293,036	246,352
Prior years	(15,757)	(4,034)
Total incurred, net of reinsurance	277,279	242,318
Payments related to:
Current year	212,028	170,496
Prior years	56,689	68,457
Total payments, net of reinsurance	268,717	238,953
Claims incurred but not paid - ending balance	85,635	85,756
Capitation payable, risk-sharing payable, and other	85,760	43,019
Total medical expenses payable	$171,395	$128,775

In March 2020, the COVID-19 outbreak was declared a pandemic. The COVID-19 virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of the seniors we serve. For the three months ended March 31, 2021, we experienced higher claims costs due to COVID-19 related inpatient admissions. However, for the remainder of 2021 we saw a decline in COVID-related utilization (compared to the first quarter of 2021) as vaccination rates improved across our senior population. The Delta and Omicron variants caused a rebound in COVID-related inpatient utilization during the second half of 2021 and first quarter of 2022, however, the increase in utilization did not reach first quarter of 2021 levels. While COVID had a less significant impact on the third quarter of 2022, we remain cautious of the potential impact of the COVID-19 in the future. The ultimate impact of COVID-19 to us and our financial condition is presently unknown, and we continue to monitor the impact of COVID-19 on our claims reserve estimate.

We re-examine previously established outstanding claims reserve estimates based on actual claims submissions and other changes in facts and circumstances. We recognized a favorable prior year development, excluding provision for adverse deviation, of $263 and $11,043 for the three and nine months ended September 30, 2022, respectively. The favorable prior year development was primarily due to better than expected claims recoveries and actual claims expense being less than expected.

8. Long-Term Debt

Long-term debt is recorded at carrying value in the condensed consolidated balance sheets. The carrying value of long-term debt outstanding, net of unamortized debt issuance costs, consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Long-term debt	$165,000	$154,112
Less unamortized debt issuance costs	(4,323)	(3,492)
Long-term debt-net of amortization	160,677	150,620
Less current portion of long-term debt	—	—
Long-term debt - net of current portion	$160,677	$150,620

CRG Term Loan

In August 2018, we entered into a term loan with CR Group ("CRG") for $80,000, with an option to borrow up to an additional $20,000. In April 2019, we amended the term loan to increase our borrowing capacity by $75,000. The terms and conditions in the term loan remained the same unless otherwise stated in the amendment. The term loan was subject to a commitment fee of $6,750 and we incurred debt issuance costs of $3,625. Debt issuance costs related to attorney fees, other third-party costs, and commitment fees that represent 5% of the amount borrowed. We were required to pay the commitment fees when the term loan was repaid, as noted below. Debt issuance costs were deferred and were amortized to interest expense over the debt term using the effective interest method. Debt issuance costs were presented in the consolidated balance sheet as a direct deduction from the carrying value of the term loan. The term loan (including the related amendment) bore interest at a rate of 10.25% payable on a quarterly basis. We had the option to pay a portion of the interest rate in cash, and the remaining portion of the interest rate was added to the debt principal balance as a payment-in-kind. The payment-in-kind was also subject to a commitment fee of 5%. The cash and payment-in-kind interest rates were 7.75% and 2.5%, respectively, through April 2019 and converted to 7.50% and 2.75%, respectively, for the remainder of the term. In 2022 and 2021, we utilized our option to pay the quarterly interest payments in both cash and payment-in-kind.

In connection with the new credit facility with Oxford Finance, as noted below, we repaid all amounts outstanding under the term loan with CRG. This included the principal balance of $135,000, the commitment fee of $6,750, the payment-in-kind commitment fee of $706, and the payment-in-kind interest balance of $14,122. The amount paid also included $1,999 related to interest for the quarter ended September 30, 2022. Additionally, we recorded a loss on debt extinguishment of $2,196 due to the write off of the remaining unamortized debt issuance costs and unamortized commitment fees.

Oxford Term Loan

On September 2, 2022 (the "Effective Date"), we entered into a senior secured term loan agreement with Oxford Finance LLC (“Oxford”), as administrative agent, collateral agent and a lender, and the other lenders from time to time party thereto (collectively, the “Lenders”), pursuant to which the Lenders have agreed to lend an aggregate principal amount of up to $250,000 in a series of term loans (the “Term Loans”). Pursuant to the Oxford Loan Agreement, we received an initial Term Loan of $165,000 on the Effective Date (the “Initial Term Loan”) and may borrow up to an additional $85,000 of Term Loans at our option (such additional Term Loans, the “Delayed Draw Term Loans”). Interest on the Term Loans is a variable rate equal to (i) the secured overnight financing rate ("SOFR") administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a floor of 1.00%, plus (ii) an applicable margin of 6.50%. All unpaid principal and accrued and unpaid interest with respect to each Term Loan is due and payable in full on September 1, 2027. The interest rate applied during the month ended September 30, 2022 was 9.02%.

The aggregate proceeds of the Delayed Draw Term Loans drawn on or prior to June 30, 2024 may not exceed $50.0 million unless used for permitted acquisitions and may not exceed $35.0 million drawn on or after July 1, 2024.

The term loan was subject to a commitment fee of $1,650 and an origination fee of $1,650. The Delayed Draw Term Loans are subject to a commitment fee of $850. We incurred additional debt issuance costs of $1,096 related to attorney fees and other third-party costs. The commitment and origination fees are included within debt issuance costs and were deferred and will be amortized to interest expense over the debt term using the straight line method, which is materially consistent with the effective interest method. The debt issuance costs related to the term loan are presented in the consolidated balance sheet as a direct deduction from the carrying value of the term loan. The debt issuance costs related to the delayed draw term loan are presented in the consolidated balance sheet as other assets.

Substantially all of the proceeds from the Initial Term Loan were used to repay in full the $159,300 aggregate principal amount, accrued interest (including “payment in kind” interest) and fees related to the CRG Term Loan, as well as certain fees and expenses payable to Oxford.

The Term Loans are guaranteed by certain of our wholly owned subsidiaries and collateralized by all unrestricted assets.

For certain prepayments of the Term Loans prior to the second anniversary of the Effective Date, the Borrower will be required to pay a prepayment fee ranging from 1.00% to 2.00% of the principal amount of the Term Loans being prepaid.

The Oxford Loan Agreement includes customary events of default, including, among others, payment defaults, breach of representations and warranties, covenant defaults, judgment defaults, insolvency and bankruptcy defaults, and change of control. The occurrence of an event of default could result in the acceleration of the obligations under the Loan Agreement, termination of the Term Loan commitments and the right to foreclose on the collateral securing the obligations. During the existence of an event of default, the outstanding Term Loans will accrue interest at a rate per annum equal to 2.00% plus the otherwise applicable interest rate. Additionally, in the event of any contemplated asset sale or series of asset sales yielding net proceeds in excess of $2,500, except those excluded per the Loan Agreement, we are required to prepay the aggregate outstanding principal balance of the Term Loans in an amount equal to the entire amount of the asset sale net proceeds, plus any accrued and unpaid interest.

The Oxford Loan Agreement includes financial covenants that require the Borrower Parties to (i) maintain minimum liquidity, as defined in the Loan Agreement, of $23.0 million and (ii) satisfy a maximum permitted ratio of debt to trailing twelve-month revenue, as set forth in the Loan Agreement. As of September 30, 2022 and December 31, 2021, we were in compliance with the Oxford and CRG financial covenants, respectively.

Future maturities under the term loan as of September 30, 2022 are as follows:

Period Ending December 31,	Amount
2022	$—
2023	—
2024	—
2025	1,650
2026	1,650
2027	161,700
$165,000

9. Income Taxes

For the three and nine months ended September 30, 2022, we recorded income tax expense of $167 and $167, respectively. There was no income tax expense for the three and nine months ended September 30, 2021. The increase in tax for the three and nine months ended September 30, 2022 when compared to the three and nine months ended September 30, 2021, is primarily attributable to state tax and the change in pre-tax earnings by a subsidiary during the comparable periods. Our future effective tax rate may vary from the statutory tax rate primarily due to changes in our valuation allowance, state taxes, and the mix of pre-tax earnings in our subsidiaries.

We have cumulative net operating losses ("NOLs") as of September 30, 2022 and December 31, 2021. Given the history of losses, and after consideration for the risk associated with estimates of future taxable income, we established a full valuation allowance against net deferred tax assets at September 30, 2022 and 2021. Under the Tax Cuts and Jobs Act (“TCJA”), federal NOLs generated after 2017 will be carried forward indefinitely but are limited to an 80% deduction of taxable income. NOLs generated prior to 2018 have a 20-year carryforward period and can be used to offset 100% of taxable income . An exception to the TCJA federal NOL rule applies to certain of our subsidiaries and requires all NOLs generated from those entities to have a 20-year carryforward period and offset 100% of taxable income.

An “ownership change” as defined under Section 382 of the Internal Revenue Code ("IRC"), could potentially limit the ability to utilize certain tax attributes including the Company’s substantial NOLs. Ownership change is generally defined as any significant change in ownership of more than 50% of its stock over a three-year testing period. If, as a result of current or future transactions involving our common stock, we undergo cumulative ownership changes which exceed 50% over a testing period, our ability to utilize our NOL carryforwards would be subject to additional limitations under IRC Section 382. We continue to monitor changes in ownership with respect to these income tax provisions.

10. Equity-Based Compensation

Equity Awards

Stock options

Our outstanding stock options generally vest 25% annually over four years and generally expire 10 years from the date of the grant. The 2021 Equity Incentive Plan provides that stock option grants will be made with an exercise price at no less than the estimated fair value of common stock at the date of the grant.

The following is a summary of the stock option transactions as of and for the three and nine months ended September 30, 2022:

	Stock Options Outstanding
(amounts in thousands, except shares and per share amount)	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2021	10,938,521	$18.02	9.17	$—
Options granted	1,269,156	8.95
Options exercised	—	—
Options forfeited / expired	(282,595)	18.02
Balances as of March 31, 2022	11,925,082	17.05	9.03	2,896
Options granted	55,557	10.02
Options exercised	—	—
Options forfeited / expired	(1,323,273)	17.94
Balances as of June 30, 2022	10,657,366	16.91	8.79	3,156
Options granted	9,681	11.61
Options exercised	—	—
Options forfeited / expired	(68,573)	16.12
Balances as of September 30, 2022	10,598,474	$16.91	8.54	$3,671
Vested and Exercisable as of September 30, 2022	2,475,022	$18.01	8.42	—

Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of our common stock. For the three months ended September 30, 2022 and 2021 and nine months ended September 30, 2022 and 2021 no options were exercised. The aggregate fair value of options granted during the three months ended September 30, 2022 and 2021 was $60 and $544, respectively. The aggregate fair value of options granted during the nine months ended September 30, 2022 and 2021 was $5,276 and $84,684, respectively.

The weighted-average assumptions used to determine the fair value of stock options granted during the period were as follows:

Nine Months Ended September 30,
2022
Expected term (in years)(1)	6.25
Expected volatility(2)	39.5% - 52.43%
Risk-free interest rate(3)	1.4% - 3.0%
Dividend yield(4)	0.0%

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

Restricted Stock Awards

Our outstanding RSAs generally vest 25% annually over four years. RSAs converted from pre-IPO awards generally vest on the later of the fourth anniversary of the original vesting commencement date or 50% annually on the first and second anniversary of the IPO (see “Pre-IPO Equity” and "Modifications" sections below for details).

The following is a summary of RSA transactions for the three and nine months ended September 30, 2022:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2021	8,613,780	$10.32
Vested	(2,148,391)	15.80
Forfeited	(163,064)	3.69
Unvested and outstanding as of March 31, 2022	6,302,325	$8.63
Vested	(129,053)	0.42
Forfeited	(191,722)	7.57
Unvested and outstanding as of June 30, 2022	5,981,550	$8.84
Vested	(1,216,862)	1.40
Forfeited	(8,291)	14.80
Unvested and outstanding as of September 30, 2022	4,756,397	$10.73

Restricted Stock Units

Our outstanding restricted stock units ("RSU") generally vest 25% annually over four years. However, RSUs granted as part of our quarterly grant for the three months ended September 30, 2022 vest 0% - 10% in each of the first two years and 40% - 50% in years three and four.

The following is a summary of RSU transactions for the three and nine months ended September 30, 2022:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2021	1,662,282	$18.54
Granted	3,064,412	9.15
Vested(1)	(406,176)	18.54
Cancelled/forfeited	(36,288)	18.01
Unvested and outstanding as of March 31, 2022	4,284,230	$11.83
Granted	138,239	10.11
Vested	(48,976)	18.00
Cancelled/forfeited	(220,801)	14.93
Unvested and outstanding as of June 30, 2022	4,152,692	$11.53
Granted	4,607,975	16.08
Vested(2)	(23,276)	18.29
Cancelled/forfeited	(75,712)	10.65
Unvested and outstanding as of September 30, 2022	8,661,679	$13.94

(1) Includes 22,668 shares that vested, but the issuance and delivery of the shares was deferred.

(2) Includes 22,320 shares that vested, but the issuance and delivery of the shares was deferred.

Equity-Based Compensation Expense

Total equity-based compensation expense was presented on the statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2022	2021	2022	2021
Selling, general and administrative expenses	$16,775	$28,076	$52,082	$81,727
Medical expenses	1,912	2,435	6,751	11,458
Total equity-based compensation expense(1)	$18,687	$30,511	$58,833	$93,185

(1) Total equity-based compensation expense for the nine months ended September 30, 2021, includes $11,399 for cash settlement of SARs related to the IPO.

As of September 30, 2022, there was $142,380 in unrecognized compensation expense related to all non-vested awards (RSAs, options and RSUs) that will be recognized over the weighted-average period of 2.50 years.

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

Certain states regulate the payment of dividends, loans, or other cash transfers from our regulated subsidiaries to our non-regulated subsidiaries and parent company. Such payments may require approval by state regulatory authorities and are limited based on certain financial criteria, such as the entity’s level of statutory income and statutory capital and surplus, or the entity’s level of tangible net equity or net worth, amongst other measures. These regulations vary by state. We were in compliance with the RBC and TNE requirements as of September 30, 2022 and December 31, 2021.

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

We may be involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate resolution of legal proceedings is not expected to have a material adverse effect on the condensed consolidated financial statements. Amounts accrued for legal proceedings were not material as of September 30, 2022 and December 31, 2021.

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

Overview

Alignment is a next generation, consumer-centric platform designed to revolutionize the healthcare experience for seniors. We deliver this experience through our Medicare Advantage plans, which are customized to meet the needs of a diverse array of seniors. Our innovative model of consumer-centric healthcare is purpose-built to provide seniors with care as it should be: high quality, low cost and accompanied by a vastly improved consumer experience. We combine a proprietary technology platform and a high-touch clinical model that enhances our members’ lifestyles and health outcomes while simultaneously controlling costs, which allows us to reinvest savings back into our platform and products to directly benefit the senior consumer. We have grown Health Plan Membership, which we define as members enrolled in our health maintenance organization ("HMO") and preferred provider organization ("PPO") contracts, from approximately 13,000 at inception to 98,000 as of September 30, 2022, representing a 29% compound annual growth rate across 38 markets and 4 states. Our ultimate goal is to bring this differentiated, advocacy-driven healthcare experience to millions of senior consumers in the United States and to become the most trusted senior healthcare brand in the country.

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

In June 2022, we announced our anticipated expansion for the 2023 plan year into 14 additional markets across our four existing states and two new states, Florida and Texas. With these expansions, we will reach an additional 1.1 million Medicare-eligible seniors, resulting in a total of 8.1 million Medicare-eligible seniors across 52 counties in six states.

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

•
Capitalize on Our Existing Market Growth Opportunity: Our ability to attract and retain members to grow in our existing markets depends on our ability to offer a superior value proposition. We have proven that we can compete against, and take market share from, large established players in highly competitive markets. According to CMS data, we were one of the top three Medicare Advantage Organizations in terms of HMO net members growth in our California counties between 2016 and 2022. Further, there are approximately 3.8 million Medicare-eligible individuals enrolled in Medicare Advantage plans in our existing 38 counties, of which our approximately 98,000 Health Plan Members represents only 3% market share. We believe that there are still significant opportunities for future growth even in our most mature markets where we have a 10-20% market share. Additionally, we are evaluating other opportunities to leverage our historical investments in our technology platform and our comprehensive clinical model across our existing and potentially new geographies. In April 2021, we entered into CMS Innovation Center’s Direct Contracting program, which allows us to partner directly with physicians to help manage their Medicare FFS patient populations and participate in the upside and downside risk associated with managing the health of such patients. As of September 30, 2022, we had approximately 5,000 members in our Direct Contracting Entity (“DCE”) arrangement with our clinician partners. While our participation in this program is still in its relatively early stages, we believe this DCE partnership is indicative of the value we can potentially deliver to a broader set of seniors in traditional Medicare over time.
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
•
Provide Superior Service, Care and Consumer Satisfaction: We are highly focused on providing superior service and care to our members and on maintaining high levels of consumer satisfaction, which are key to our financial performance and growth. The CMS Five Star Quality Rating System provides economic incentives to Medicare Advantage plans that achieve higher Star ratings by (i) meeting certain care criteria (such as completing particular preventative screening procedures or ensuring proper follow-up care is provided for specific conditions or episodes) and (ii) receiving high member satisfaction ratings. These incentives impact financial performance in the year following the CMS Rating Year (for example, CMS’s announcement of the 2023 Ratings occurred in the second half of 2022 and will impact our financial performance in 2024). Historically, we have earned additional bonus payments from CMS based on our performance under CMS’s Five Star Quality Rating System. For the last six years (CMS Rating Years 2018-2023), we have achieved at least a 4 Star overall rating for our California HMO contract, which has historically represented either the entirety or a vast majority of our health plan membership. We also achieved a 5 Star rating for our North Carolina HMO plan for Rating Year 2023. This is important to our financial performance, as (i) earning a 4 Star rating generally allows us to receive a 5% bonus to our revenue benchmark rate in our bids (subject to certain county-level adjustments), and (ii) a 4.5 Star rating allows us to retain a larger portion of the savings our model creates relative to our benchmark by increasing our rebate percentage from 65% to 70% of savings, both of which allow us to offer richer coverage and supplemental benefits. A 5 Star rating also allows for year-round enrollment. Our plans in Arizona, Texas, and Florida do not yet have independent Star ratings due to our limited operating history in those markets. As a result, payments in Arizona, Texas, and Florida are expected to be based on the weighted average Star rating of the entire company for the next several years. In aggregate, more than 90% of our health plan members are enrolled in plans rated 4 stars and above, meaning the vast majority of members consistently receive a high-quality care experience, as defined under CMS star measurement criteria.
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

Executive Summary

The following table presents key financial statistics for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in '000's, except percentages)	2022	2021	% Change	2022	2021	% Change
Health plan membership (at period end)	98,000	86,000	14.0%	98,000	86,000	14.0%
Medical benefits ratio	86.3%	85.7%	0.6%	85.5%	88.3%	-2.8%
Revenues	$360,348	$293,466	22.8%	$1,072,348	$869,499	23.3%
Loss from Operations	$(33,410)	$(41,450)	NM(2)	$(76,533)	$(134,606)	NM(2)
Net loss	$(40,247)	$(45,816)	NM(2)	$(92,644)	$(147,452)	NM(2)
Adjusted EBITDA(1)	$(9,493)	$(5,512)	NM(2)	$(3,063)	$(24,244)	NM(2)
Adjusted gross profit (1)	$49,467	$41,964	17.9%	$155,371	$101,646	52.9%

(1)
See “Adjusted EBITDA” and "Adjusted Gross Profit" below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
(2)
Not meaningful

Health Plan Membership

We define Health Plan Membership as the number of members enrolled in our HMO and PPO contracts as of the end of a reporting period. We believe this is an important metric to assess growth of our underlying business, which is indicative of our ability to consistently offer a superior value proposition to seniors. This metric excludes third party payor members with respect to which we are at-risk for managing their healthcare expenditures, which represented approximately 500 members and 600 members as of September 30, 2022 and 2021, respectively. It also excludes the approximately 5,000 traditional Medicare seniors for which we are at-risk for managing their healthcare expenditures through our DCE contract with CMS.

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

Adjusted gross profit is reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(dollars in thousands)
Loss from operations	$(33,410)	$(41,450)	$(76,533)	$(134,606)
Add back:
Equity-based compensation (medical expenses)	1,912	2,435	6,751	11,458
Depreciation (medical expenses)	57	53	149	159
Depreciation and amortization	4,456	4,080	12,586	11,725
Selling, general, and administrative expenses	76,452	76,846	212,418	212,910
Total add back	82,877	83,414	231,904	236,252
Adjusted gross profit	$49,467	$41,964	$155,371	$101,646
Adjusted gross profit %	13.7%	14.3%	14.5%	11.7%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net loss before interest expense, income taxes, depreciation and amortization expense, reorganization and transaction-related expenses, equity-based compensation expense, loss on sublease and loss on extinguishment of debt. Adjusted EBITDA is a key measure used by our management and our Board to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operating plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA provides useful measures for period-to-period comparisons of our business. Given our intent to continue to invest in our platform and the scalability of our business in the short to medium-term, we believe Adjusted EBITDA over the long term will be an important indicator of value creation.

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

Adjusted EBITDA is reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(dollars in thousands)
Net loss	$(40,247)	$(45,816)	$(92,644)	$(147,452)
Add back:
Interest expense	4,605	4,414	13,496	12,991
Depreciation and amortization	4,513	4,133	12,735	11,884
Income taxes	167	-	167	-
EBITDA	(30,962)	(37,269)	(66,246)	(122,577)
Equity-based compensation(1)	18,687	30,511	58,833	93,185
Reorganization and transaction-related expenses(2)	579	457	579	4,058
Acquisition expenses(3)	7	789	1,066	1,090
Loss on sublease(4)	—	—	509	—
Loss on extinguishment of debt	2,196	—	2,196	—
Adjusted EBITDA	$(9,493)	$(5,512)	$(3,063)	$(24,244)

(1)
2022 represents equity-based compensation related to grants made in the current year, as well as equity-based compensation related to the timing of the IPO, which includes previously issued stock appreciation rights ("SARs") liability awards, modifications related to transaction vesting units, and grants made in conjunction with the IPO. 2021 represents equity-based compensation related to the timing of the IPO as previously discussed. Equity-based compensation expense for the nine months ended September 30, 2021 includes $11.4 million related to the cash settlement of SARs.
(2)
Represents legal, professional, accounting and other advisory fees related to the Reorganization, IPO, and secondary offerings that are considered non-recurring and non-capitalizable.
(3)
Represents acquisition-related fees, such as legal and advisory fees, that are non-capitalizable.
(4)
Represents loss related to right of use ("ROU") assets that were subleased in the second quarter of 2022.

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(dollars in thousands)
Revenues:
Earned premiums	$359,978	$293,275	$1,071,450	$869,014
Other	370	191	898	485
Total revenues	360,348	293,466	1,072,348	869,499
Expenses:
Medical expenses	312,850	253,990	923,877	779,470
Selling, general and administrative expenses	76,452	76,846	212,418	212,910
Depreciation and amortization	4,456	4,080	12,586	11,725
Total expenses	393,758	334,916	1,148,881	1,004,105
Loss from operations	(33,410)	(41,450)	(76,533)	(134,606)
Other expenses:
Interest expense	4,605	4,414	13,496	12,991
Other expenses (income)	(131)	(48)	252	(145)
Loss on extinguishment of debt	2,196	—	2,196	—
Total other expenses	6,670	4,366	15,944	12,846
Loss before income taxes	(40,080)	(45,816)	(92,477)	(147,452)
Provision for income taxes	167	—	167	—
Net loss	$(40,247)	$(45,816)	$(92,644)	$(147,452)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(% of revenue)
Revenues:
Earned premiums	100%	100%	100%	100%
Other	—	—	—	—
Total revenues	100	100	100	100
Expenses:
Medical expenses	87	87	86	90
Selling, general and administrative expenses	21	26	20	24
Depreciation and amortization	1	1	1	1
Total expenses	109	114	107	115
Loss from operations	(9)	(14)	(7)	(15)
Other expenses:
Interest expense	1	2	2	2
Other expenses (income)	—	—	—	—
Loss on extinguishment of debt	1	—	—	—
Total other expenses	2	2	2	2
Loss before income taxes	(11)	(16)	(9)	(17)
Provision for income taxes	—	—	—	—
Net loss	(11)%	(16)%	(9)%	(17)%

Revenues

	Three Months Ended September 30,		Change
	2022	2021	$	%
(dollars in thousands)
Revenues:
Earned premiums	$359,978	$293,275	$66,703	22.7%
Other	370	191	179	93.7%
Total revenues	$360,348	$293,466	$66,882	22.8%

	Nine Months Ended September 30,		Change
	2022	2021	$	%
(dollars in thousands)
Revenues:
Earned premiums	$1,071,450	$869,014	$202,436	23.3%
Other	898	485	413	85.2%
Total revenues	$1,072,348	$869,499	$202,849	23.3%

Revenues. Revenues were $360.4 million and $293.5 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $66.9 million or 22.8%. Revenues were $1,072.3 million and $869.5 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $202.8 million or 23.3%. The increase was driven by a combination of growth in our Health Plan membership and higher revenue per member per month in 2022 as compared to 2021. Health plan membership increased 14.0% between September 30, 2021 and September 30, 2022. The increase in revenue per member per month is primarily attributable to an increase in the CMS benchmark rates.

Expenses

	Three Months Ended September 30,		Change
	2022	2021	$	%
(dollars in thousands)
Expenses:
Medical expenses	$312,850	$253,990	$58,860	23.2%
Selling, general and administrative expenses	76,452	76,846	(394)	(0.5)%
Depreciation and amortization	4,456	4,080	376	9.2%
Total expenses	$393,758	$334,916	$58,842	17.6%

	Nine Months Ended September 30,		Change
	2022	2021	$	%
(dollars in thousands)
Expenses:
Medical expenses	$923,877	$779,470	$144,407	18.5%
Selling, general and administrative expenses	212,418	212,910	(492)	(0.2)%
Depreciation and amortization	12,586	11,725	861	7.3%
Total expenses	$1,148,881	$1,004,105	$144,776	14.4%

Medical Expenses. Medical expenses were $312.9 million and $254.0 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $58.9 million, or 23.2%. Medical expenses were $923.9 million and $779.5 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $144.4 million, or 18.5%. The increase was driven primarily by the growth in Alignment’s Health Plan membership. Overall, medical expenses for the nine months ended September 30, 2022 grew at a lower rate than total revenues compared to the nine months ended September 30, 2021 primarily due to the impact of COVID-19 on utilization in 2021. For the three months ended March 31, 2021, we experienced an increase in inpatient admissions due to COVID-related hospitalizations. However, for the remainder of fiscal year 2021 and the first nine months of 2022, we saw a decline in COVID-related inpatient utilization (compared to the first quarter of 2021) as vaccination rates improved across our senior population and the milder omicron variant became dominant. The ultimate impact of COVID-19 to us and our financial condition is presently unknown and we continue to monitor the impact of COVID-19 on our claims reserve estimate.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $76.5 million and $76.9 million for the three months ended September 30, 2022 and 2021, respectively, a decrease of $0.4 million, or 0.5%. Selling, general and administrative expenses were $212.4 million and $212.9 million for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $0.5 million, or 0.2%. The decrease for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to a decrease in equity-based compensation, offset by ongoing investments and expenditures in network development and sales and marketing to drive the growth of Alignment's Health Plan membership. Excluding equity-based compensation in the three months ended September 30, 2022, our selling, general and administrative expenses increased 22.4% from the three months ended September 30, 2021. Excluding equity-based compensation in the nine months ended September 30, 2022, our selling, general and administration expenses increased 22.2% from the nine months ended September 30, 2021.

Depreciation and Amortization. Depreciation and amortization expense was $4.5 million and $4.1 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $0.4 million, or 9.2%. Depreciation and amortization expense was $12.6 million and $11.7 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $0.9 million, or 7.3%. The increase was primarily due to the amount and timing of our capital expenditures and the associated depreciation relative to 2021.

Other Expenses

Interest expense. Interest expense was $4.6 million and $4.4 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $0.2 million or 4.5%. Interest expense was $13.5 million and $13.0 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $0.5 million or 3.8%. The increase in interest expense was primarily due to a higher principal balance caused by the payment-in-kind interest under our loan agreement (described below).

Other expenses (income). Other expenses (income) were $(0.1) million for the three months ended September 30, 2022 and 2021, respectively. Other expenses (income) were $0.3 million and $(0.2) million for the nine months ended September 30, 2022 and 2021, respectively. The increase in expense was primarily due to a loss recorded on ROU assets that were subleased.

Loss on extinguishment of debt. During the three months ended September 30, 2022 we recorded a $2.2 million loss on extinguishment of debt due to the write-off of debt issuance costs related to our debt refinance discussed below.

Liquidity and Capital Resources

General

To date, we have financed our operations principally through our IPO, private placements of our equity securities, revenues, and certain term loans (described below). As of September 30, 2022, we had $567.4 million in cash. Deferred premium revenue represented $116.8 million of the cash balance as of September 30, 2022 and is primarily due to the timing of our monthly premium revenue payments from CMS.

In addition, we operate as a holding company in a highly regulated industry. Alignment Healthcare, Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash at the parent company was $303.7 million at September 30, 2022.

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

CRG Term Loan

On August 21, 2018, we entered into a term loan agreement (the "CRG Term Loan") with CR Group ("CRG") for $80.0 million, with an option to borrow up to an additional $20.0 million. In April 2019, we amended the CRG Term Loan to increase its borrowing capacity by $75.0 million and drew down $35.0 million in May 2019. The CRG Term Loan was subject to a commitment fee of $6.8 million and we incurred debt issuance costs of $3.6 million. The commitment fees were deferred as part of debt issuance costs and were amortized to interest expense over the term using the effective interest method. The debt issuance costs were amortized to interest expense over the term using the effective interest method. On July 14, 2022, the maturity of the CRG Term Loan was extended to September 30, 2023.

The CRG Term Loan bore interest at a rate of 10.25% payable on a quarterly basis. We had the option to pay a portion of the interest in cash with the remaining portion of the interest added to the principal balance as a payment-in-kind. The payment-in-kind was also subject to a commitment fee of 5%. The cash and payment-in-kind interest rates were 7.75% and 2.50%, respectively, through April 2019, and then converted to 7.50% and 2.75%, respectively. In 2022 and 2021, we utilized our option to pay the quarterly interest payments in both cash and payment-in-kind. The amount was included in the long-term debt balance. In connection with the new credit facility with Oxford Finance, as noted below, we repaid all amounts outstanding under the term loan with CRG.

Oxford Term Loan

On September 2, 2022 (the “Effective Date”), we, Alignment Healthcare USA, LLC, an indirect subsidiary of the Company (the “Borrower”) and certain of our other subsidiaries (together with the Company and the Borrower, the “Borrower Parties”) entered into a term loan agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC (“Oxford”), as administrative agent, collateral agent and a lender, and the other lenders from time to time party thereto (collectively, the “Lenders”), pursuant to which the Lenders have agreed to lend the Borrower an aggregate principal amount of up to $250.0 million in a series of term loans (the “Term Loans”). Pursuant to the Oxford Loan Agreement, the Borrower received an initial Term Loan of $165.0 million on the Effective Date (the “Initial Term Loan”) and may borrow up to an additional $85.0 million of Term Loans at its option (such additional Term Loans, the “Delayed Draw Term Loans”). Interest on the Term Loans is a variable rate equal to (i) the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a floor of 1.00%, plus (ii) an applicable margin of 6.50%. All unpaid principal and accrued and unpaid interest with respect to each Term Loan is due and payable in full on September 1, 2027. The interest rate applied during the month ended September 30, 2022 was 9.02%.

Substantially all of the proceeds from the Initial Term Loan were used to repay in full the $159.3 million aggregate principal amount, accrued interest (including “payment in kind” interest) and fees related to the CRG Term Loan, as well as certain fees and expenses payable to Oxford.

The Term Loans are guaranteed by certain of our wholly owned subsidiaries and collateralized by all unrestricted assets.

For certain prepayments of the Term Loans prior to the second anniversary of the Effective Date, the Borrower will be required to pay a prepayment fee ranging from 1.00% to 2.00% of the principal amount of the Term Loans being prepaid.

The Oxford Loan Agreement includes customary events of default, including, among others, payment defaults, breach of representations and warranties, covenant defaults, judgment defaults, insolvency and bankruptcy defaults, and change of control. The occurrence of an event of default could result in the acceleration of the obligations under the Loan Agreement, termination of the Term Loan commitments and the right to foreclose on the collateral securing the obligations. During the existence of an event of default, the outstanding Term Loans will accrue interest at a rate per annum equal to 2.00% plus the otherwise applicable interest rate. Additionally, in the event of any contemplated asset sale or series of asset sales yielding net proceeds in excess of $2,500, except those excluded per the Loan Agreement, we are required to prepay the aggregate outstanding principal balance of the Term Loans in an amount equal to the entire amount of the asset sale net proceeds, plus any accrued and unpaid interest.

The Oxford Loan Agreement includes financial covenants that require the Borrower Parties to (i) maintain minimum liquidity, as defined in the Loan Agreement, of $23.0 million and (ii) satisfy a maximum permitted ratio of debt to trailing twelve-month revenue, as set forth in the Loan Agreement. As of September 30, 2022, we were in compliance with the financial covenants.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021
Net cash provided by (used in) operating activities	$103,836	$(48,642)
Net cash used in investing activities	(20,110)	(17,864)
Net cash provided by financing activities	17,120	360,130
Net change in cash	100,846	293,624
Cash and restricted cash at beginning of period	468,350	207,811
Cash and restricted cash at end of period	$569,196	$501,435

Operating Activities

For the nine months ended September 30, 2022, net cash provided by operating activities was $103.8 million, an increase of $152.4 million compared to net cash used in operating activities of $48.6 million for the nine months ended September 30, 2021. The increase is mainly attributable to an increase in deferred premium revenue of $116.3 million due to the timing of our monthly premium revenue payments from CMS, as compared to the nine months ended September 30, 2021. The increase was partially offset by cash paid for paid-in-kind interest related to the debt refinancing. Excluding deferred premium revenue for the nine months ended September 30, 2022, net cash used in operating activities decreased $36.3 million from the nine months ended September 30, 2021. The decrease is mainly attributable to the decrease in net loss for nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Investing Activities

For the nine months ended September 30, 2022, net cash used in investing activities was $20.1 million, an increase of $2.2 million compared to net cash used in investing activities of $17.9 million for the nine months ended September 30, 2021. The increase primarily relates to incremental capital expenditures related to information technology and infrastructure projects and asset acquisitions.

Financing Activities

For the nine months ended September 30, 2022, net cash provided by financing activities was $17.1 million, a decrease of $343.0 million compared to net cash provided by financing activities of $360.1 million for the nine months ended September 30, 2021. The decrease primarily relates to proceeds from the IPO in the first quarter of 2021.

Material cash requirements from known contractual and other obligations

Our principal commitments consist of repayments of long-term debt, operating leases and certain purchase obligations. The following table summarizes our contractual and other obligations as of September 30, 2022:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(dollars in thousands)	(in thousands)
Long term debt obligations(1)	$165,000	$—	$1,237	$163,763	$—
Operating lease obligations	8,246	3,947	4,075	224	—
Purchase obligations(2)	11,522	7,173	4,349	—	—
Other obligations	683	524	159	—	—
Total	$185,451	$11,644	$9,820	$163,987	$—

(1) Represents the estimated full cash repayment to Oxford Finance upon maturity of the Term Loan in September 2027.

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

Not included in the table above are our medical expenses payable which are included within current liabilities in our financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2022.

Changes to our Internal Controls over Financial Reporting:

There were no material changes in our internal control over financial reporting during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees began working remotely in March 2020. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 12, Commitments and Contingencies – Legal Proceedings, to Alignment Healthcare, Inc.'s Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors disclosed in the Annual Report.

Our new term loan facility bears interest at a variable rate, and accordingly, increases in the applicable interest rate would result in higher borrowing costs for us and would adversely affect our liquidity, financial condition, and earnings.

In September 2022, we entered into a new senior secured term loan facility with Oxford Finance LLC, maturing in September 2027 (the “Term Loan”). Our indebtedness under the Term Loan bears interest at a variable rate equal to (i) the secured overnight financing rate (“SOFR”) administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a floor of 1.00%, plus (ii) an applicable margin of 6.50%. Because the interest rate applicable to our Term Loan is based on SOFR, it is therefore subject to increases in interest rates. Fluctuations in interest rates can increase borrowing costs. To the extent the interest rates applicable to the Term Loan increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.

Although SOFR has been endorsed by the Alternative Reference Rates Committee as its preferred replacement for the London Interbank Offered Rate (“LIBOR”), it remains uncertain whether or when SOFR or other alternative reference rates will be widely accepted by lenders as the replacement for LIBOR. This may, in turn, impact the liquidity of the SOFR loan market, and SOFR itself. Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over time may bear little or no relation to the historical actual or historical indicative data. SOFR is observed and backward-looking, which stands in contrast with LIBOR, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. It is possible that the volatility of and uncertainty around SOFR and the applicable credit adjustment would result in higher borrowing costs for us, and would adversely affect our liquidity, financial condition, and earnings.

For additional risks related to our Term Loan and any other indebtedness we may incur, please see “Risk Factors— Risks Related to Our Indebtedness and our Capital Requirements” in our Annual Report.

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

If we are unable to maintain the minimum required number of beneficiaries served by our Direct Contracting Entity, we may become ineligible to participate in the program.

CMS has announced certain changes to the Direct Contracting Entity (“DCE”) program (now renamed “ACO Realizing Equity, Access, and Community Health Model” or “ACO REACH”) which will become effective January 1, 2023. Our financial performance under the ACO REACH model may not be similar to our performance under the DCE model. As with the DCE model, CMS requires ACO REACH participants to maintain at least 5,000 aligned Medicare fee-for-service beneficiaries. We have not yet received beneficiary alignment information from CMS for the 2023 performance year. If we fail to satisfy the minimum beneficiary alignment requirements, CMS may take remedial action, including imposition of a corrective action plan or termination of our participation in the program. Any adverse action that curtails or eliminates our ability to participate in the program may have an adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended September 30, 2022.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Appointment to Executive Role

On October 31, 2022, the Board of Directors (the “Board”) of the Company appointed Joseph Konowiecki, the Company’s Chairman of the Board, to an executive role leading strategic network and business development (the “Executive Role”). Mr. Konowiecki will continue to serve as Chairman of the Board. Biographical information for Mr. Konowiecki can be found in the Company’s definitive proxy statement for the Company’s 2022 annual meeting of stockholders filed with the Securities and Exchange Commission on April 28, 2022 (the “Proxy Statement”), and such biographical information is incorporated herein by reference.

In connection with his appointment to the Executive Role, Mr. Konowiecki entered into an employment agreement, dated as of October 31, 2022, with an operating subsidiary of the Company (the “Employment Agreement”). Under the Employment Agreement, Mr. Konowiecki (i) is entitled to an annual base salary of $560,000; and (ii) is eligible on an annual basis to receive a cash bonus, with a target amount equal to 85% of his base salary and a maximum payout equal to 170% of his base salary, based on the terms and conditions of the Company’s annual incentive plan and contingent upon applicable corporate and individual performance metrics. The Company will issue to Mr. Konowiecki (i) options to purchase shares of Common Stock with a Black Scholes value on the grant date equal to $250,000, with an exercise price equal to the closing price of the Common Stock on the grant date, and (ii) restricted stock units with a fair value equal to $750,000, subject to an adjustment related to outstanding unvested equity awards held by Mr. Konowiecki (collectively, the “Equity Grants”). The Equity Grants will vest in equal installments on the first four anniversaries of the grant date, subject to Mr. Konowiecki’s continued service in the Executive Role on the applicable vesting date. During the term of employment, Mr. Konowiecki will be eligible to receive additional equity incentive awards at the discretion of the Board. Mr. Konowiecki will not receive separate compensation for his service on the Board.

In the event Mr. Konowiecki’s employment is terminated by the Company without “Cause” or by Mr. Konowiecki with “Good Reason” (each as defined in the Employment Agreement), Mr. Konowiecki will be entitled to (i) payment of any bonus earned in connection with the prior calendar year; (ii) severance pay equal to his then-applicable annual base salary plus the target bonus percentage, paid in equal installments over 12 months; (iii) a pro rata amount of any bonus that would have been payable for the calendar year in which the termination occurs; and (iv) payment or reimbursement of COBRA premiums for up to 12 months after the termination date. Further, in the event of a termination by the Company without “Cause” within 12 months of a “Change in Control” (as defined in the applicable award agreements), Mr. Konowiecki will be entitled to accelerated vesting of 100% of his outstanding unvested equity awards.

The foregoing description is not complete and is qualified in its entirety by reference to the terms of the Employment Agreement, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

There are no arrangements or understandings between Mr. Konowiecki and any other persons pursuant to which he was appointed to the Executive Role. There are no family relationships between Mr. Konowiecki and any director or executive officer of the Company and Mr. Konowiecki has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Upon his appointment to the Executive Role, Mr. Konowiecki resigned as a member of the Compensation Committee of the Board and the Nominating, Corporate Governance and Compliance Committee of the Board.

Lead Independent Director

On October 31, 2022, the independent directors of the Company selected Margaret McCarthy to serve as Lead Independent Director, effective immediately. Ms. McCarthy has served as a member of the Board since 2020. Additional biographical information for Ms. McCarthy can be found in the Proxy Statement.

In connection with her service as Lead Independent Director, in addition to the compensation payable under the Company’s non-employee director compensation policy, Ms. McCarthy will be entitled to receive an annual retainer equal to $35,000, payable 50% in cash and 50% in restricted stock units.

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

10.1*

Term Loan Agreement, dated as of September 2, 2022, by and among Alignment Healthcare, Inc., Alignment Healthcare USA, LLC, as borrower, certain other subsidiaries of the Company, the lenders from time to time party thereto and Oxford Finance LLC, as administrative agent and collateral agent.

10.2*

Security Agreement, dated as of September 2, 2022, by and among Alignment Healthcare USA, the other grantors from time to time party thereto and Oxford Finance LLC, as administrative agent and collateral agent.

10.3*+	Employment Agreement with Joseph Konowiecki dated as of October 31, 2022.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alignment Healthcare, Inc.

Date: November 3, 2022	By:	/s/ John Kao
John Kao
President and Chief Executive Officer

Date: November 3, 2022	By:	/s/ Thomas Freeman
Thomas Freeman
Chief Financial Officer