Form 10-K
period 2022-12-31
Alignment Healthcare, Inc.
filed 2023-02-28
CIK 1832466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting shares held by non-affiliates of the Registrant was $949,961,788 as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter (based on a closing price of $11.41 per share). This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting common stock.

As of February 23, 2023, the registrant had 187,281,842 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

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
•
our ability to attract new members and to successfully enter into new markets;
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
•
other risks associated with being a government contractor;
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

Throughout this Annual Report, all references to the “Five-Star Rating System” or “Star rating” are to a measure used by the CMS to rate the performance of Medicare Advantage and Part D plans. Although subject to change, Medicare Advantage Plans are currently rated on how well they perform in five different categories: (1) staying healthy: screenings, tests, and vaccines, (2) managing chronic (long-term) conditions, (3) member experience with health plan, (4) member complaints and changes in the health plan’s performance, and (5) health plan customer service. Similarly, Part D plans are currently rated on how well they perform in four different categories: (1) drug plan customer service, (2) member complaints and changes in the drug plan’s performance, (3) member experience with the drug plan, and (4) drug safety and accuracy of drug pricing. Ratings range from one to five stars, with five being the highest and one being the lowest. Plans are rated in each individual measure within the categories noted above and also at the category level. Medicare also assigns Medicare Advantage plans one summary star rating to summarize the plan’s performance on the Medicare Advantage measures, and assigns Part D plans a similar summary star rating. Medicare Advantage-Part D combined plans are also given an overall rating, which combines performance all measures. All ratings are reported at the contract level.

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

How We are Revolutionizing Healthcare for Seniors

Alignment is a next generation, consumer-centric platform designed to revolutionize the healthcare experience for seniors. We deliver this experience through our Medicare Advantage plans, which are designed to meet the needs of a diverse array of seniors. Our platform was developed to align with the six core principles that we believe will be required to successfully deliver healthcare in the 21st century and that we believe represent our key competitive strengths. Our platform enables us to:

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

Leverage Data, Technology and Analytics to Power All Aspects of Our Model

Healthcare organizations have long struggled to effectively harness data and technology to enhance business operations, improve clinical outcomes and drive consumer satisfaction. The industry produces an extraordinary amount of digitized data that is often unusable and siloed within organizations. This has created an opportunity for integrated end-to-end data management to be a significant competitive advantage.

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

Engage Consumers Directly and Develop Products to Address Their Needs

Traditional healthcare coverage and care delivery is complex and fails to consistently engage and satisfy consumers. Today, consumers have more purchasing power and exercise more control over their own healthcare decision-making than ever before. Medicare Advantage is marketed and sold direct-to-consumer, allowing seniors to select on an annual basis the manner in which they receive healthcare coverage and services.

At Alignment, we have designed our platform to be consumer-centric, to listen to and understand our members’ needs, and to delight our senior consumers. We believe that our primary role is to act as a trusted advocate on behalf of seniors and to design and offer healthcare plans that meet their unique healthcare and lifestyle needs. We believe that our approach delivers outstanding service to our members and results in high-quality, convenient and accessible care that is affordable and represents superior value compared to existing solutions.

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

Our company name, Alignment Healthcare, reflects one of our founding principles: to align all stakeholders in the healthcare ecosystem around doing what is best for the senior consumer. Our business model is value-based and our ultimate profitability is aligned with the healthcare outcomes of our seniors. We also enter into downstream contracts that are tailored to each providers’ capabilities and local market structure. These contracts employ various value-based payment models, such as shared risk or gainshare arrangements, which are designed to ensure that our provider partners are incentivized to improve the health outcomes of our seniors. In order to successfully manage the financial risk of delivering healthcare for our seniors, we utilize advanced tools, enable access to unified data, and maintain broad coverage and management over an ecosystem of healthcare professionals who are aligned to provide the best possible care.

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

Given Alignment’s entrepreneurial heritage, a focus on continuous improvement and innovation is at the heart of our culture and DNA. We constantly solicit feedback from our members and seek opportunities to provide new solutions to meet their healthcare and lifestyle needs. We further believe our focus on innovation is a critical competitive advantage that enables our superior member experience, cost and health outcomes. Examples of our continued innovation include:

•
Our Technology: In 2014, we started to build the unified data architecture that now forms the foundation of the AVA technology platform. We began with four clinical applications focused on member health and have since evolved the platform to encompass over 170 AI models and over 250 business intelligence dashboards across all aspects of our health plan and clinical operations. AVA provides users with the data and information they need to optimally support our seniors.
•
Our Care Model: In 2017, we launched our Care Anywhere program that now serves over 6,000 high-risk members. While the program was initially a home-based care model, we rapidly developed virtual care capabilities in response to the COVID-19 pandemic in order to protect our members and our clinicians while still maintaining high levels of care and satisfaction. While we recognize that certain visits require in-person care, we expect that virtual care will remain a preferred modality for many of our seniors going forward given the flexibility and convenience that it offers.
•
Our Products: In 2019, we launched our ACCESS On-Demand Concierge “Black Card”, which enhanced our various HMO and special needs products. Similar to a pre-paid debit card, the concierge card can be used by our senior consumers at certain retail locations to purchase health and grocery products that are covered under their over-the-counter and grocery supplemental benefits. In 2020, we launched our first preferred provider organization ("PPO") offerings, which were followed in 2021 by our new Virtual Medicare Advantage plan that is centered around virtual, concierge-style solutions for primary care services. Our virtual plan incentivizes members to access care digitally through our virtual platform by offering rich and convenient benefits, while also providing in-person care options when needed.

Built upon these six core principles, we believe Alignment is revolutionizing healthcare for seniors.

Industry Overview

The U.S. healthcare system has grown too complex and costly to meet the evolving needs of senior consumers who are increasingly exercising control over how they manage their overall health and wellness

We are exclusively focused on serving the senior population, a significant and rapidly growing segment within the United States. As used in this annual report, “seniors” refer to Medicare-eligible persons, which are primarily people over the age of 65. Seniors are living longer than previous generations, with approximately 10,000 adults becoming eligible for Medicare each day, according to the U.S. Census Bureau. The population of U.S. seniors is expected to grow to 73.1 million by 2030, up from 56.1 million in 2020, and to increase as a percentage of the population from 17% to 21% over the same period. As our targeted population grows, so do their needs and demands.

Rising healthcare costs, particularly among the growing senior population, are uncoupled from outcomes

The growing senior population is putting additional pressure on an already-strained healthcare system. According to the Kaiser Family Foundation, from 2010 to 2021, net Medicare spending increased from approximately $450 billion to more than $680 billion at an annual growth rate of 4%. The Congressional Budget Office projected net Medicare spending at $768 billion in 2022 and expects that figure to exceed $1.3 trillion by 2030, representing an 8% compound annual growth rate. Despite increasing healthcare spending, U.S. seniors have poor health outcomes relative to other developed nations, exemplified through lower life expectancy, higher levels of hospital utilization and greater prevalence of chronic conditions. A significant portion of our nation’s unsustainably high healthcare costs are a direct result of the underserved senior population, especially high-risk and high-acuity seniors.

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

The legacy healthcare delivery system of Medicare FFS results in reactive and often costly care for acute events. By linking payments to the number of encounters and pricing to the complexity of the intervention, the fee-for-service model does not reward prevention, but rather incentivizes the treatment of acute care episodes with more costly and complex treatments. The Medicare Advantage system, on the other hand, has a value-based care economic construct whereby CMS shifts the responsibility for the outcomes, medical cost control and the administration of benefits to private health plans. Funding to Medicare Advantage plans is capped based on local Medicare FFS costs, which is designed to ensure that only those Medicare Advantage plans that are able to provide valuable, low-cost options on a consistent and long-term basis will succeed. By aligning profitability with overall patient outcomes and total medical expenditures rather than volume of services, the Medicare Advantage system allows managed care companies to adopt a high-touch, comprehensive and long-term approach to care.

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

The enhanced value-proposition of value-based care models, coupled with the aging senior population, are leading to significant growth in Medicare Advantage

A growing number of seniors are choosing Medicare Advantage plans over traditional Medicare FFS. In 2010, only 24% of the Medicare eligible population, or 11.1 million seniors, were enrolled in a Medicare Advantage plan. In 2022, this number had grown to 48% of the Medicare eligible population, or 28 million seniors. Industry projections have forecasted a continued increase in the Medicare Advantage penetration rate, with the Kaiser Family Foundation estimating that Medicare Advantage penetration will accelerate to approximately 52% in 2023.

Medicare Enrollment Trend

Source: Kaiser Family Foundation ("KFF")

Full potential of the Medicare Advantage health plan model remains unrealized

We believe that Medicare Advantage is unique in that it allows one entity to influence the entirety of a senior’s healthcare through a singular, direct-to-consumer product. Through the ability to drive comprehensive healthcare delivery and leverage robust data and analytics at the helm of the senior’s healthcare ecosystem, the health plan can develop a personalized, adaptive and reproducible approach to care delivery. However, traditional Medicare Advantage plans are not technology driven, lack delivery of care capabilities and often outsource key functions; as such, these traditional plans have been unable to offer a fully integrated healthcare ecosystem. These plans frequently operate disparate and antiquated IT systems assembled from historical acquisitions that do not permit the real time sharing and analysis of medical data and history, which is often key to a senior receiving the right treatment at the right time. As a result, existing Medicare Advantage plans often fall short in their attempts to significantly improve the quality of care and consumer experience for seniors.

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

Our Market Opportunity

We address a $768 billion market opportunity today that is expected to grow 8% annually over the next decade.

We built the Alignment Healthcare platform to bring tech-enabled, consumer-centric healthcare to all seniors in the United States. Seniors represent the highest proportion of healthcare spending in the United States on a per capita basis. There are approximately 8.3 million Medicare eligible seniors and approximately 4.4 million Medicare Advantage enrollees in our current markets, which we estimate represents a total addressable market of approximately $103 billion.

We believe there is tremendous opportunity to further scale our business and address the growing need for seniors to experience a better approach to healthcare. The Congressional Budget Office projected net Medicare spending at $768 billion in 2022 and expects that figure to exceed $1.3 trillion by 2030, representing an 8% compound annual growth rate. Furthermore, with seniors increasingly choosing Medicare Advantage over traditional Medicare FFS, federal spending on payments to Medicare Advantage plans is projected to increase from $420 billion in 2022 to $631 billion in 2026, representing a 11% compound annual growth rate. Ultimately, we believe our relentless pursuit of putting the senior first will allow us to capture market share in a sector with significant demographic tailwinds.

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

4) Richest coverage and benefits: We leverage our improved clinical and operating results to proactively invest in more comprehensive coverage and richer benefits for our members, as well as in additional services that support the full spectrum of seniors’ daily healthcare and social needs. While we tailor our various products to meet the individual needs of our diverse consumers, we strive to consistently deliver the Alignment experience and enhanced value proposition across all offerings. For example, in 2023 we are offering $0 member premium products in 49 out of our 52 markets across California, North Carolina, Nevada, Arizona, Florida and Texas.

5) Drives growth: Our next generation platform is designed to drive superior member experiences, differentiated clinical results and strong financial outcomes, which has led to a compound growth rate since inception through December 31, 2022, of 35% in revenue and 29% in the number of members enrolled in our HMO and PPO contracts ("Health Plan Membership"). See “—Our Results” below. As we continue to grow and increase density within existing markets, Alignment’s brand recognition with senior consumers, relationships with the broker community, and ability to influence provider behavior will continue to power our flywheel and drive sustained growth in our current and new markets.

Our Results

In order to achieve our mission of improving healthcare one senior at a time, we have developed a business model with a predictable, recurring revenue stream that provides significant visibility into our financial growth trajectory. We generally contract directly with CMS as a licensed Medicare Advantage plan and receive a recurring per member per month (“PMPM”) payment in exchange for bearing the responsibility of our members’ healthcare outcomes and expenditures. These contractual arrangements, combined with the fact that the majority of our net membership growth occurs effective on January 1 of a calendar year after the annual enrollment period (“AEP”), provide a higher degree of visibility to our full year projected revenue early in the calendar year, subject to our ability to model for in-year member growth, as well as revenue PMPM, which in turn depends on member health and mortality trends.

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

Our ability to deliver lower healthcare costs while improving the consumer’s experience is a unique competitive advantage. In 2022, we achieved a net promoter score of greater than 60 versus the industry average of 40 and a hospitalization rate of approximately 159 hospitalizations per every 1,000 at-risk members, which is approximately 37% lower than the 2019 Medicare FFS performance in our markets. Our care model resulted in a 52% reduction in 2021 emergency room visits among our members compared to 2019 Medicare fee-for-service ER visits and a 26% reduction in member 30-day readmission rates compared to 2019 Medicare fee-for-service readmission rates. This differentiation has led to our demonstrated ability to rapidly scale, as evidenced by the expansion of our model to 52 markets across six states covering approximately 108,300 Health Plan Members as of January 1, 2023. We believe we have proven that our model is highly predictable and repeatable across different markets and will enable strong growth on a national level as we pursue our vision of becoming the most trusted senior healthcare brand in the country.

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

Our Product Solutions

We leverage our control of the full healthcare dollar and plan design to rethink, redesign and deploy innovative products based on the needs and changing preferences of seniors.

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

Our current product portfolio consists of Medicare Advantage products tailored to take into account factors such as health condition (ranging from plans for healthy members to chronic special needs plans), socioeconomic status (including Medicare and Medicaid dually-eligible special needs products), and ethnicity (including our Harmony product, featuring benefits associated with Eastern medicine disciplines). Each product is carefully developed to create an offering that will suit the needs of the diverse senior population.

Our product offerings are described in the table below.

Product	Consumer Target	Product Description
HMO	Cost Conscious, Value Oriented	Zero or low monthly premium, high value, more limited provider network

Dually-Eligible	Low Income, Complex Medical Conditions	Product designed for dual-eligibles with minimal cost share

Provider Sponsored Plan	Provider Brand Conscious	Co-branded or provider-aligned to jointly market the access of a specific provider with Alignment’s Medicare Advantage (“MA”) capabilities

Chronic Special Needs	Polychronic Conditions, Extra Care Support	Specialized product design geared towards certain chronic conditions, such as Cardiovascular Disorders, Chronic Heart Failure, and/or Diabetes

PPO	Higher Income, Values More Choice	Greater network flexibility, potentially higher monthly premium /out-of-pocket cost

Virtual Care	Tech-savvy; Telehealth Oriented	Virtual-first primary care offering with rich and expansive supplemental benefits

Ethnic Product Lines	Traditionally Underserved Ethnic Communities	Features products designed with the Asian and Hispanic communities in-mind

Traditional Medicare/ACO REACH	Original Medicare; Strong Primary Care Physician “PCP” Relationship	Value-based arrangement with CMS for beneficiaries who want to remain in traditional Medicare

Our plans include PPO offerings in select markets, which we believe are attractive to those seniors that prefer a more open network design. We have also continued to innovate by launching a unique virtual care plan, which will allow our members to select a virtual provider as their primary care physician, enjoy a rich array of benefits, and still access local, in-person healthcare resources when needed. These product line expansions will feature the same quality and experience that members have come to expect of other Alignment products, and our clinical team continues to pursue proactive care management to ensure we can deliver innovative plans at an attractive price point to the consumer.

We believe that addressing the social determinants of health has a significant impact on the overall health of our seniors. As such, we have expanded our focus beyond traditional medical benefits to design products that provide seniors with a package of benefits and experiences that cover both healthcare and lifestyle needs. In addition to competitive pricing and coverage for primary care providers, specialists, inpatient and emergency room visits, vision, hearing, lab/x-ray services, pharmaceutical coverage and other similar benefits that many Medicare Advantage plans offer, we offer numerous additional features including:

•
ACCESS On-Demand Concierge card: We provide our members with an ACCESS On-Demand Concierge “Black Card”, an innovative pre-paid debit card that provides consumers with an Alignment-driven retail experience combined with incentives for engaging in healthy behavior. The card is pre-funded monthly as part of our supplemental benefit program and allows our members to purchase over-the-counter products at over 32,000 participating drug stores, including CVS, Kroger, Rite Aid, Walmart, and Walgreens. In some markets, our chronically ill members are also eligible for monthly grocery benefits at participating locations including the Kroger family of stores — a benefit intended to address the health challenge of food insecurity. The card also incentivizes healthy behavior as seniors are provided with rewards for completing various wellness initiatives, a significant preventative aspect of improving outcomes.
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
•
Personal Emergency Response System (PERS): In 2021, we introduced our PERS partnership in certain markets, which features a device that allows members who live alone or are at risk of a fall to call for assistance with the push of a button. PERS is intended to strengthen our suite of prevention-oriented products and allow us to support our patients by ensuring they receive timely care in critical moments.

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
•
Unified Data Architecture: AVA ingests data through direct feeds and APIs from over 200 sources, including hospital admissions, medical claims, lab results, electronic medical records, prescriptions, connected devices (e.g., blood pressure monitors, scales, glucose readers), call centers, emergency room visits, “Black Card” purchases, health information exchanges, and health risk assessments (e.g., mental status, social determinants). Once the data is ingested, it is cleansed and normalized so that data across different formats (PDFs, natural language, transactional, structured and unstructured) can be correlated, analyzed and leveraged across the ecosystem. This unified data then powers our key stakeholders in the ecosystem with accurate, consistent, and timely data. For example, this data is used to segment our population by acuity, identify at-risk members, intervene with preventative treatments, provide personalized care, and engage members in near real-time to deliver superior and more consistent health outcomes.
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

Our care delivery model creates a highly personalized experience that is unique to each member depending on their personal health and circumstances. Our clinical continuum separates seniors into four categories in order to provide optimized care for every stage of a senior’s life: healthy, healthy utilizer, pre-chronic and chronic. We organize members into these care requirement categories using insights derived from AVA, which reflects detailed profiles of each members’ individual risks and gaps in care based on our longitudinal and comprehensive data sets. The data below represents a sample of our population stratification from 2022.

Healthy: The typical member in the “healthy” category requires low levels of medical care. Healthy members comprise approximately 74% of our membership base but account for only 5% of the institutional claims submitted.

Healthy Utilizer: The typical member in the “healthy utilizer” category is an otherwise healthy senior who has had isolated or unexpected health challenges requiring significant medical care. Healthy utilizers comprise approximately 8% of our membership base and account for 20% of the institutional claims submitted.

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

Chronic: The typical member in the “chronic” category is generally a complex patient with multiple chronic conditions in need of significant, coordinated care. Chronic members comprise 11% of our membership but account for 74% of the institutional claims submitted.

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

Our pre-chronic and chronic members are typically targeted for engagement through our Care Anywhere program. Care Anywhere is an advanced clinician-driven model of care that is staffed by Alignment-employed physicians, advanced practice clinicians, case managers, social workers and behavioral health coaches to assure execution of cross-functional care plans. Unlike many managed care plans, we have built these services in-house to provide valuable, high-quality care to members for free, which complements the care provided by our provider partners for their most challenging and resource-intensive patients. On average, a Care Anywhere patient is 77 years old, has five to six chronic conditions and average monthly institutional healthcare expenditures in excess of $1,500 prior to their first Care Anywhere visit.

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

We believe the combined capabilities of customized, coordinated care delivery with our health plan capabilities for this vulnerable population uniquely positions us in the marketplace and differentiates us from other healthcare companies. We believe, based on data gathered and analyzed using AVA, that our Care Anywhere program creates several benefits for our high-risk, complex members: improved quality of life, high patient satisfaction, reductions in unnecessary emergency room visits and inpatient care, and lower re-admission rates. This also allows us to establish a more direct relationship with seniors, building member loyalty and brand recognition. Our Care Anywhere program has an NPS score greater than 70, underscoring the positive impact it has on our most vulnerable members. These improved outcomes translate into financial savings that we can reinvest in our product offerings, which we believe is a significant competitive advantage.

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

Our collective investment in our care model and technology platform has produced strong clinical outcomes for our seniors. In 2022, we achieved a hospitalization rate of approximately 159 hospitalizations per every 1,000 at-risk members, which is approximately 37% lower than the 2019 Medicare FFS performance in our markets. Further, we have achieved approximately 155-165 inpatient admissions per thousand on our at-risk membership for the last five years in a row, in spite of our significant membership growth over that period of time.

(1) FFS benchmark based on 2022 enrollment mix by market using 2020 Medicare FFS data. 2022 inpatient admits/k metric represents estimated full year 2022. Historical periods include estimated utilization where appropriate to account for billing settlements.

Our Growth Strategy

Accelerate our “virtuous cycle” flywheel to drive growth across markets while continuing to innovate and expand our product offerings.

The key elements of our growth strategy include:

Capitalize on the significant opportunity within our current markets

We currently operate in 52 markets, or counties, across California, North Carolina, Nevada, Arizona, Florida and Texas. We had approximately 108,300 Health Plan Members across these markets, as of January 1, 2023, representing approximately 3% of the overall market share among seniors that are in a Medicare Advantage plan in these counties; as such, we believe there is tremendous opportunity for growth in our existing geographical footprint. Meanwhile, we believe we have demonstrated an ability to compete with much larger competitors due to the significant value proposition of our product offerings:

•
In our California markets, we were one of the top three Medicare Advantage Organizations in terms of HMO net membership growth between 2016 and 2023; for that time period, we were also the fastest growing Medicare Advantage plan in our California markets based on compound annual HMO membership, among plans that began 2016 with greater than 10,000 members;
•
In that time period, approximately 70% of our new members switched to our health plan from competing Medicare Advantage plans; and
•
We have grown to approximately 10-20% market share in our most mature markets, which include San Joaquin, Santa Clara and Stanislaus, California, among others.

We selected our initial markets due to their highly concentrated senior populations and favorable statewide demographic trends. For example, California has over 6.6 million Medicare eligible seniors, the highest of any state. According to CMS data, Los Angeles County alone has more seniors than 38 individual states. There are approximately 8.3 million Medicare eligible seniors and approximately 4.4 million Medicare Advantage enrollees in our current markets, which we estimate represents a total addressable market of approximately $103 billion. Additionally, Medicare Advantage penetration is rapidly increasing in our existing markets, reaching 53% across California, North Carolina, Nevada, Arizona, Florida and Texas according to CMS as of January 2023.

We attract new members through both our internal and external sales channels. Our internal sales channel consists of Alignment representatives, both in the field and telephonically, who market and sell Alignment’s portfolio of products to prospective members. This channel also includes our new sales to members who sign up using Alignment’s direct online enrollment tools. Our external sales channel consists of partnerships with third-party broker channels who sell Alignment products alongside competing products. These third-party organizations also employ in person, telephonic and online sales distribution channels. Our growth will depend on our continued success in marketing our products through these channels. We believe that we will continue to gain share in our current markets due to our strong track record of providing exceptional care, expanding our network with new contracts and innovative partnerships with a wide array of providers and offering a best-in-class member experience.

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

Our model enables us to deliver high-quality care and exceptional experience for our members across a diverse array of markets. We intend to focus on markets with significant senior populations where we expect to be able to replicate our model most effectively. An important component of our model is our ability to be flexible in our approach to contracting with provider partners and to tailor our applications and services. Since our founding in 2013, we have been successful in rural, urban and suburban markets, as well as markets with varying degrees of provider and health system competition and control. Additionally, our markets feature a diverse array of membership profiles across ethnicities, income levels and acuity. As a result, our model and platform are designed to scale and allow us to provide a predictable and replicable set of outcomes, regardless of the local market considerations.

Through our thoughtful and disciplined national expansion strategy, we believe we will be able to sustainably scale and reliably replicate our competitive advantages in new markets.

Partner with providers to accelerate growth and improve operational performance

We intend to grow in new and existing markets by leveraging the flexibility and adaptability of our model to contract with provider partners across a spectrum of risk sharing arrangements. Across our 52 existing markets, we have a wide variety of successful operating and financial arrangements with medical groups, shared risk providers, affiliate providers, providers employed by health systems and community-based, independent primary care physicians. These arrangements typically have multi-year terms across a number of contractual and financial frameworks. Our approach to contracting includes forms of capitation, including global, partial, or primary care risk, and fee-for-service payments. In addition to the basic form of the contract, and to further align ourselves with our provider partners, we often use upside-only incentive programs in an effort to engage our delivery network towards coordinating and supporting our members’ care delivery plans, including the provision of high-quality, cost-effective care. Within these relationships we can deploy different aspects of the existing Alignment toolkit depending on the level of risk and provider infrastructure. Our value-based approach to patient care and provider contracts, including profit and risk share programs, ensures that economic incentives are well-aligned so that providers can focus on delivering the best care. By enabling successful outcomes and offering an appealing value proposition to new provider partners, we are able to grow in new markets and rapidly build out robust provider networks that drive further growth for our platform.

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

We believe we can continue to drive our longer-term growth by insourcing certain product lines over time, such as vision, dental, specialty pharmacy, and others. We believe this “horizontal integration” of various product features can be further coupled with other forms of more “vertical integration,” such as hospice, home health or behavioral health, to directly serve a broader range of our members’ needs. Expanded offerings will continue to provide our healthcare consumers with more integrated services, which enhances their Alignment experience and contributes to improved quality of life and health.

Extending the Alignment model to broader senior populations

We will continue to innovate as regulatory changes expand our opportunities to deliver the Alignment experience to seniors in traditional Medicare and we are evaluating other opportunities to leverage our historical investments in our technology platform and our comprehensive clinical model across our existing and potentially new geographies. For example, we participate in the CMS Center for Medicare and Medicaid Innovation’s (“CMMI”) direct contracting arrangement, now known as “ACO REACH,” which allows us to partner directly with physicians to help manage their Medicare FFS patient populations and participate in the upside and downside risk for caring for traditional Medicare members associated with managing the health of such patients. This program opens additional opportunities for us to deploy our technology platform and care management capabilities across a broader set of members and potentially new markets. As of January 1, 2023, we had approximately 7,900 members in the ACO REACH program arrangement with our physician partners in North Carolina, California and Nevada. While still in its early stages, we believe this effort is indicative of the value Alignment can potentially deliver to a broader set of seniors in traditional Medicare over time.

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

Regulation

Our operations and those of our affiliated entities are subject to extensive federal, state and local governmental laws and regulations. These laws and regulations require us to meet various standards relating to, among other things, reports to CMS, personnel qualifications, maintenance of proper records and quality assurance programs and patient care. The majority of our regulation and oversight comes from CMS, which regulates almost every aspect of our business, including our provider network, benefits, member enrollment, risk adjustment program, plan offerings, claims payments, quality improvement programs, and appeals and grievances. We have entered into standard form agreements with CMS pursuant to Sections 1851 through 1859 and Sections 1860D-1 through 1860D-43 of the Social Security Act ("SSA"), pursuant to which we have agreed to operate our plans in accordance with applicable laws and regulations and CMS has agreed to make payments to us under the SSA. Each CMS contract has a one-year term expiring on December 31 of the applicable calendar year and is subject to annual one-year renewal terms. Under the contracts we are obligated to provide our members basic benefits and services covered by Part A and Part B of the original Medicare Program, any applicable supplemental benefits we elect to provide in our final benefit and price bid proposals approved by CMS, and prescription drugs. The CMS contracts further require us to develop our annual benefit and price bid proposals and submit to CMS all related information on premiums, benefits and cost sharing by no later than the first Monday in June prior to the commencement of the subsequent calendar year to which they apply, in accordance with the CMS regulations. Each CMS contract may be terminated by mutual consent or by CMS or by us for cause. We are required to accept new enrollments, make enrollments effective, process voluntary disenrollments and limit involuntary disenrollments in accordance with the CMS regulations. Generally, to enroll or remain enrolled in one of our Medicare Advantage plans, an individual must be a U.S. citizen or lawfully present in the United States, be entitled to Medicare under Part A and enrolled in Part B, reside in the service area covered by the plan, complete and sign the required election forms to enroll and agree to abide by the rules of the Medicare Advantage plan into which he or she is enrolled or intends to enroll. Such agreements also provide for member and provider protections and marketing requirements, as well as recordkeeping and reporting requirements, all with reference to applicable laws and regulations. If any of our operations or those of our affiliated professional medical corporations are found to violate applicable laws or regulations, or if we otherwise failed to adhere to our contracts with CMS, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price, including:

•
termination of one or more of our Medicare Advantage plans or contracts;
•
suspension of our marketing of and/or enrollment into our Medicare Advantage plans;
•
civil monetary penalties;
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
•
enforcement actions by governmental agencies and/or state law claims for monetary damages by patients who believe their health information has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including the regulations implementing the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act”), and their implementing regulations (collectively known as “HIPAA”)
•
mandated changes to our practices or procedures that significantly increase operating expenses or decrease our revenue;
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

In addition to the SSA, CMS regulations, and our contractual obligations, we must also comply with a variety of other laws:

HIPAA, HITECH Act and Other Laws, Rules and Regulations Related to Data Privacy

We are subject to data privacy and protection and breach notification laws and regulations that apply to the collection, transmission, storage and use of protected health information (“PHI”), and other types of personal data or personally identifiable information (“PII”), which among other things, impose certain requirements relating to the privacy and security of PII. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill. Ongoing efforts to comply with evolving laws and regulations may be costly and require ongoing modifications to our policies, procedures and systems.

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

HIPAA imposes mandatory penalties for certain violations. Penalties for violations of HIPAA and its implementing regulations currently start at $127 per violation and are not to exceed approximately $64,000 per violation, subject to a cap of approximately $1.9 million for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. The penalty amounts listed above are also due for inflation adjustments in 2023.

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

HIPAA further requires that members be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made without unreasonable delay and in no case later than 60 calendar days after discovery of the breach. If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public website. Breaches affecting more than 500 patients in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

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

Data privacy and security at the state level remains an evolving landscape. For example, California’s California Consumer Privacy Act of 2018 (“CCPA”), which came into effect on January 1, 2020, has since been amended by the California Privacy Rights Act (“CPRA”), which became effective on January 1, 2023 and is scheduled to begin enforcement on July 1, 2023. The CCPA, as amended by the CPRA, expands on the existing rights provided to California residents and will include rights to know, delete, correct, personal information; limit the use of sensitive personal information; and opt out of the sale of personal information or the sharing of personal information with third parties for purposes of cross-context behavioral advertising. There are also new requirements for data processing and cybersecurity assessments, and contracting requirements for service providers, third parties, and contractors who receive and process information from the regulated “business.” The CPRA amendment created a new state agency, the California Privacy Protection Agency (“CPPA”), to enforce and implement the law. This agency will be able to finance operations through penalties issued and, with the CPRA’s removal of the mandatory cure period from the CCPA, we will have less warning before compliance risk results in legal action. Additionally, the CCPA’s exemption for personal information of personnel (including employees, job applicants, officers, and directors) and business-to-business contacts has been allowed to sunset. As a result, beginning on January 1, 2023, personal information of California resident personnel and business contacts became subject to the CCPA. This has created new compliance obligations for our operations.

The CCPA and CPRA contain exemptions for medical information governed by the California Confidentiality of Medical Information Act, and for PHI collected by a covered entity or business associate governed by the privacy, security, and breach notification rule established pursuant to HIPAA. This exempts much of the data we process, but the CPPA has yet to publish final regulations detailing its full compliance expectations under the CCPA.

The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. For example, the Virginia Consumer Data Protection Act (the “VCDPA”), which became effective January 1, 2023, gives Virginia residents expanded rights to access and creates additional obligations on companies covered by the legislation and the Nevada Privacy Law, which became effective on October 1, 2019, requires businesses to give website users the option to opt-out of the sale of their data. Similar laws will also become effective in 2023 in Colorado, Connecticut, and Utah. These state laws also all currently have entity level exemptions for HIPAA regulated covered entities and business associates, and exempt personal information collected in the context of employment and business-to-business relationships.

While the CPRA/CCPA is an example of consumer privacy law, the NAIC’s Insurance Data Security Model Law (the “Model Law”) is a different type of law focused on securing insurance licensees’ information systems. Versions of this Model Law have been passed in many states and are expected to be passed in more states in the coming years. Similar to HIPAA, the Model Law requires the implementation of technical, administrative, and physical information security practices and procedures and includes reporting requirements for data breaches. These Model Laws are typically enforced by state insurance regulators. We are not currently subject to any of these laws that have been adopted to date.

It is possible that applicable laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with laws regarding privacy and security of PHI and other PII could expose us to penalties under such laws. Any such failure to comply with data protection and privacy laws could result in government-imposed fines or orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action, litigation and significant costs for remediation.

As indicated above, there are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including notification requirements in the event of unauthorized access or theft of personal information. State statutes and regulations vary from state to state. Substantially all of our relevant member data is maintained on our technology platform, AVA, which aggregates and provides us with access to extensive member datasets, including individually identifiable PHI. Violations of HIPAA or applicable federal or state laws or regulations could subject us to significant criminal or civil penalties, including significant monetary penalties. Compliance with HIPAA and other privacy regulations requires significant and ongoing systems enhancements, training and administrative effort. See “Risk Factors—Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or our members, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.”

Our business and operations may also be subject to federal, state, and local consumer protection laws governing marketing communications, including the Telephone Consumer Protection Act (“TCPA”), which places restrictions on the use of automated tools and technologies to communicate with wireless telephone subscribers or communications services consumers generally and the CAN-SPAM Act, which regulates the transmission of marketing emails. In addition, certain of our businesses are also subject to the Payment Card Industry Data Security Standard (“PCI DSS”), which is a multifaceted industry security standard that is designed to protect credit card account data as mandated by payment brands and acquiring banks.

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

In jurisdictions where the corporate practice of medicine is prohibited, we have historically operated by maintaining long-term management and administrative services contracts with multiple associated professional medical entities that are wholly owned or primarily owned by physicians employed by us and, in turn, employ or contract with physicians to provide those professional medical services required by our members. Under these management agreements, our primary operating subsidiary performs only non-medical administrative services, does not represent that it offers medical services and does not exercise influence or control over the practice of medicine by the physicians or the associated physician groups. In addition to the above management arrangements, we have certain contractual rights relating to the orderly transfer of equity interests in our associated physician practices through succession agreements and other arrangements with their physician equity holders. Such equity interests cannot, however, be transferred to or held by us or by any non-professional medical entity. Accordingly, neither we nor our direct subsidiaries directly own any equity interests in any of our associated physician practices.

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

Certain of our licensed insurance subsidiaries are also subject to regulation under state insurance holding company regulations. These regulations generally require, among other things, prior approval and/or notice of new products, rates, benefit changes, and certain material transactions, including dividend payments, purchases or sales of assets, intercompany agreements, and the filing of various financial and operational reports. The amount of dividends that may be paid to us by these insurance subsidiaries, without prior approval by state regulatory authorities, or ordinary dividends, is limited based on the entity’s level of statutory income and statutory capital and surplus. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements. We continue to maintain our levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Dividends from our non-insurance companies are generally not restricted by departments of insurance. See “Risk Factors—Risks Related to Regulation—State Regulation of Insurance-Related Products.”

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

We do not have any issued patents with respect to our AVA platform, and we are not currently pursuing any patent applications.

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
•
breadth of network access;
•
level of member engagement;
•
level of member satisfaction;
•
the quality of the member experience provided, including member service;
•
care delivery and health outcomes;
•
costs of care;
•
ability to recruit and retain skilled employees and clinicians;
•
brand identity and reputation; and
•
regulatory compliance

Environmental, Social and Governance and Human Capital

Environmental, Social and Governance

We are committed to implementing meaningful environmental, social, and governance (“ESG”) practices. Our goal is to drive sustainable business growth while balancing our responsibilities to shareholders, employees, members, and the greater community. The three pillars to our ESG approach are the following:

•
Serving People – Our employees are our most valuable asset, and we are dedicated to providing them with a safe, diverse, and inclusive workplace. See “—Employees and Human Capital Resources” below. We are also dedicated to serving our members with the utmost care and concern for their safety and health and strive to support our health care providers with the tools and resources needed to provide the best care.

•
Serving the Environment – Our company is focused on reducing its carbon footprint by implementing energy-efficient practices, reducing water and waste, and exploring renewable energy sources.
•
Serving Responsibly – We are committed to maintaining a high level of transparency and accountability across our operations. Our Board of Directors includes a strong and diverse mix of experienced business leaders and is committed to providing effective oversight of the Company’s activities.

In 2022, we released our inaugural ESG report and created an ESG Steering Committee comprised of cross-functional leaders representing every department within the Company. Our aim is to continue fortifying each pillar and to operate with transparency in a way that always puts seniors first, and respects all people, communities, conditions, and environments.

Employees and Human Capital Resources

We are focused on building a company that is transforming health care by putting seniors first with our on-demand care, and our employees are critical to our success. Our Human Capital strategy focuses on meeting business objectives by attracting, developing, engaging, and retaining a high-performing, diverse workforce. As of December 31, 2022, we had 1,037 full-time employees in addition to seasonal employees who assist with the Medicare AEP.

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

We recognize that Diversity, Equity, and Inclusion (“DEI”) is crucial as we scale and build our high-performing team. Our DEI strategy continues to be embedded in each aspect of our processes, programs, and structures that drive our talent lifecycle: attraction, recruitment, onboarding, development, and retention efforts. Our efforts to recruit for excellence are reflected in the composition of our current employee workforce and Board of Directors, which are comprised of a diverse group of highly qualified individuals that represent top talent in the industry. As of December 31, 2022:

•
71% of our employees were female;
•
66% of our employees were ethnically diverse;
•
50% of our executive team was ethnically diverse;
•
30% of our executive team was female;
•
18% of our Board of Directors was ethnically diverse; and
•
36% of our Board of Directors was female.

The future success of our company will depend, in part, on our continued ability to attract, develop and retain the best talent as we grow and scale the organization. Our talent acquisition and management strategies are designed to ensure that we create and develop a pipeline of outstanding physicians, clinical employees, and business leaders. A key component of our corporate sustainability and success is learning and development. We are intentional in our efforts to provide all employees opportunities to grow. Our training and development programs for employees focus on enhancing and developing talent within the company. All of our employees can access the training of their choice on-demand through our learning and development platform. We are currently designing additional training programs and resources for both new hires and longer-tenured employees that will educate them on critical functional areas of within the organization.

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

We value the safety of our employees and have created a largely remote-work environment during the pandemic. Our current workforce model has employees working in a hybrid-remote fashion, with some member-facing employees having returned to an in-person work environment. We plan on implementing a workforce strategy that further enhances our ability to attract the best talent nationally and continues to provide our employees with a healthy work-life balance.

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

Our principal executive office is located at 1100 W. Town & Country Rd., Suite 1600, Orange, CA 92868 and our phone number is (844) 310-2247. Our website address is www.alignmenthealth.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this filing and you should not consider any information contained on, or that can be accessed through, our website as part of this filing. We are a holding company and all of our business operations are conducted through our subsidiaries and affiliated medical groups.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on or through our website, http://www.alignmenthealth.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The SEC’s website, http://www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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
•
We have limited experience serving as a direct contracting entity with CMS under the ACO REACH program and may not be able to realize the expected benefits thereof.
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
•
Our plans are concentrated in a limited number of U.S. states and we may not be able to establish new geographic presences.
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
•
We may be required to maintain higher statutory capital levels for our existing operations or may become subject to additional capital reserve requirements as we pursue new business opportunities.
•
New laws or changes in laws or their application could increase our cost of doing business.
•
We must adapt to changes in the healthcare industry and related regulations or our business may be harmed.
•
Losing the services of the physicians who own our associated physician practices could jeopardize our contractual arrangements.
•
Our existing indebtedness could adversely affect our business and growth prospects, particularly in an environment of rising interest rates.
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

We have incurred net losses on an annual basis since our inception, including a net loss of $149.6 million and $195.3 million for the years ended December 31, 2022 and December 31, 2021. As of December 31, 2022, we had an accumulated deficit of $732.2 million. We expect our aggregate costs will increase substantially in the foreseeable future as we expect to invest heavily in increasing our member base, growing our provider networks, expanding our operations geographically, engaging in expanded marketing and outreach efforts, enhancing our technology, hiring additional employees, operating as a public company and acquiring companies or assets complementary to our business. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. In addition, even if we are successful in increasing our membership and consequently increasing our total revenues from premiums earned, we may not successfully and effectively predict, price and manage the medical costs of our members. To date, we have financed our operations principally from the sale of our equity, revenue from the CMS and the incurrence of indebtedness. We may not generate positive cash flow from operations or profitability in the future.

We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. In addition to the expected costs to grow our business, we also expect to incur additional legal, accounting and other expenses as we continue to operate as a public company. Moreover, the investments we intend to make into growing our company may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, they may not result in increased revenue or growth in our business. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations. Furthermore, even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are not able to maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which would be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations and financial condition would be adversely affected. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

Our relatively limited operating history makes it difficult to evaluate our current business and future prospects and increases the risk of your investment.

Our relatively limited operating history makes it difficult to evaluate our current business and prospectus and plan for our future growth. We were founded in 2013, with most of our growth occurring in recent years. We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by new and growing companies in heavily regulated and rapidly changing industries, such as determining appropriate investments for our limited resources, scaling our model and technology platform, attracting and retaining members, efficiently navigating and complying with evolving regulations, hiring, integrating, training and retaining skilled personnel, identifying and reaching agreements with reliable healthcare service providers, competing against more established competitors, unforeseen expenses and challenges in forecasting accuracy. Although we have successfully expanded our footprint outside of California and intend to continue to expand into new markets, new plans we provide or new markets we enter may not prove successful. If we are unable to increase our member enrollment, scale our platform, maintain a low cost structure, identify, reach and successfully maintain agreements with reliable healthcare service providers, successfully manage our third-party medical costs or successfully expand the range of services and benefits we offer to members, our revenue and our ability to achieve and sustain profitability would be impaired. Additional risks include our ability to effectively manage growth, process, store, protect and use personal data in compliance with governmental regulation, contractual obligations and other legal obligations related to privacy and security and manage our obligations as a healthcare plan. If our assumptions regarding these and other similar risks and uncertainties, which we use to plan our business, are incorrect or change as we gain more experience operating our business or due to changes in our industry, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

Our growth strategy may not prove viable and we may not realize expected results.

Our business strategy is to grow rapidly by expanding our service offerings through an array of non-traditional benefits and continuing to build out and attract network relationships in our existing markets. We also intend to expand into new markets, leveraging our AVA technology platform, which has been designed to scale and allow us to provide a predictable and replicable member experience across new markets. Our strategy hinges on our ability to satisfy our members in our existing markets, achieve and maintain high Star ratings for our plans, submit successful bids to CMS in new markets, attract new members, form alliances with primary care providers, and hire physicians, nurses and other medical support staff for our in-house care delivery programs. We also seek growth opportunities through strategic acquisitions and vertical integration. We cannot guarantee that we will be successful in pursuing our growth strategy. If we fail to evaluate and execute new business opportunities properly, we may not achieve anticipated benefits and may incur increased costs.

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
•
our ability to achieve and maintain high Star ratings for each of our plans;
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
•
our ability to establish and grow our reputation and brand in new and existing markets;
•
the extent to which the overall pool of MA-eligible beneficiaries continues to grow and the extent to which the historical trend of increased MA market penetration continues;
•
if our strategic partners terminate or fail to renew our current contracts or we fail to enter into contracts with new strategic partners; and
•
regulatory changes affecting the overall pool of MA-eligible beneficiaries and our ability to navigate the applicable regulatory requirements.

In addition, our growth strategy is partially dependent on beneficiaries electing to move from fee-for-service to one of our Medicare Advantage plans, or electing to move from their current Medicare Advantage plan and selecting us as their Medicare Advantage plan. In some instances, original Medicare or other insurers’ MA plans may be more attractive to a consumer than our MA plans. For example, though our PPO members are enrolled in plans that enable them to visit any doctor participating in Medicare who will see them, our HMO plans have restrictions on the network of doctors that HMO members can see, and in some markets other providers participating in Medicare may choose to see no MA members or only MA members participating in specific plans. It is also possible that original Medicare or other insurers’ MA plans may offer broader physician networks in particular markets or highly competitive benefits, in which case those plans may be more attractive to some consumers than our MA plans. When the time to choose an MA plan comes, Medicare-eligible consumers may also choose to continue with their current insurer which was offered by their employer instead of transitioning to one of our plans.

For a majority of individuals, plan enrollment selections for Medicare Advantage are made during an annual enrollment period from October into December of each year; therefore, our ability to grow our member population is dependent in substantial part on our ability to successfully enroll members during the annual enrollment period and to convince such individuals not to subsequently change that election. If our ability to market and sell our MA plans is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, any inability to timely employ, license, train, certify and retain employees and contractors and agents to sell plans, interruptions in the operation of our website or systems, or disruptions caused by other external factors, such as the COVID-19 pandemic, we could acquire fewer new members than expected or suffer a reduction in the number of our existing members.

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

CMS measures the quality of Medicare Advantage plans through a Five Star Quality Rating System. The Star Rating system considers various measures adopted by CMS, including, among others, quality of care, preventative services, chronic illness management and member satisfaction. The achievement of Star ratings of 4-Star or higher qualifies Medicare Advantage plans for an increase in the benchmark against which they bid (potentially increasing premium payments). As of January 1, 2023, greater than 90% of our members are enrolled in rated plans that have a 4.0 Star rating or greater for the 2023 rating year / 2024 payment year. However, we may not be able to maintain or improve upon these Star ratings in future years. Failure to maintain satisfactory quality and performance measures may negatively affect our premium rates, reduce our membership, impede our ability to compete for new business in existing or new markets or result in the termination of our contracts, or affect our ability to enter into new CMS contracts or expand the service area of current health plans.

Various factors may make it difficult for us to maintain or increase our Star ratings. For example, given that there are multiple providers that serve our plans, we may have limited ability to influence the overall quality rating of our plans. Additionally, our higher concentration of minority members and members residing in socioeconomically disadvantaged neighborhoods generally may make it more difficult for us to achieve and maintain high Star ratings as compared to our competitors, given the well-documented health disparities among different minority and socioeconomic groups. CMS has attempted to address some of this disparity, but the efforts may not work as intended or be sufficient to address the difficulties of varying members populations.

CMS updates and makes changes to the Star ratings annually. Changes implemented by CMS with respect to the Five Star Quality Rating System have, in the past, and could, in the future, negatively impact our Star ratings. For example, CMS will remove performance outliers from the calculation of non-Consumer Assessment of Healthcare Providers and Systems (“non-CAHPS data”) measure rating cut points in rating year 2024 using the Tukey outlier deletion method. This change is anticipated to increase cut points overall, making it more difficult to maintain high Star ratings. This and future adjustments to the Star rating methodology may have a negative impact on our Star ratings.

In addition, audits of our performance for past or future periods may result in downgrades to our Star ratings. For example, if a CMS audit finds that a particular issue of noncompliance impacts the data source for a Star measure, the Star measure may be reduced if the data set is deemed inaccurate or biased. Accordingly, our plans may receive a lower Star rating and may not be eligible for full level quality bonus payments, which could adversely affect the benefits we can offer, reduce membership and/or reduce profit margins. Low Star ratings may also reduce our membership, if members choose to enroll in higher-rated plans. Also, CMS has the authority to terminate plans that have had a rating of less than three Stars for three consecutive years, whereas Medicare Advantage plans with five Stars are permitted to conduct enrollment throughout almost the entire year. Because low quality ratings can potentially lead to the termination of one or more of our plans, we may not be able to prevent the potential termination of a plan or a shift of members to other plans based upon quality issues, which could, in turn, have a material adverse effect on our business, results of operations, financial condition and cash flows.

A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the outbreak of the novel strain of coronavirus disease, COVID-19, could adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. Since its inception in early 2020, the COVID-19 pandemic has impacted our operating revenues and expenses. The extent of its ongoing impact is likely to vary over time. Key factors that will determine the extent of its impact include the duration and extent of the outbreak in the markets in which we operate as well as societal and governmental responses.

The COVID-19 virus disproportionately impacts our member base of seniors, especially those with chronic illnesses, and any future outbreaks of infectious disease could have a similar impact. Accordingly, we may experience increased internal and third-party medical costs as we provide care, benefits and treatment coverage for members suffering from any such diseases. At certain times throughout the course of the COVID-19 pandemic, most notably during the first quarter of 2021, we have experienced increases in membership hospitalizations due to COVID-19. A sustained increase in membership hospitalizations due to infectious disease outbreaks could result in an increase in member utilization and medical expenses, thereby materially adversely impact our business, results of operations, and overall financial condition. Additionally, our members may continue to be reluctant to seek necessary care given the risks of the ongoing COVID-19 pandemic or future outbreaks. This could have the effect of deferring healthcare expenses that we will need to incur to later periods and may also affect the longer-term health of members who defer preventative care or treatment, which may cause our costs to increase in the future. Because of our business model, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods.

Due to the COVID-19 pandemic, we and the providers in our networks have experienced increased challenges in documenting the health conditions of our members as completely or effectively as in the past. Medicare makes capitation payments using a “risk adjustment model,” which compensates plans based on the health status (acuity) of each individual member. Payors with higher acuity members receive more, and those with lower acuity members receive less, and we have corresponding arrangements with certain healthcare providers. Medicare requires that a patient’s health issues be documented annually regardless of the permanence of the underlying causes. Historically, this documentation was required to be completed during an in-person visit with a patient. As part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), Medicare is allowing documentation for conditions identified during video visits with patients. However, given the increased usage of telehealth visits and other potential disruption caused by COVID-19 or other future outbreaks, it is unclear whether we and the providers in our networks will be able to document the health conditions of our members as comprehensively as we did in the past, which may adversely impact our revenue in future periods. Such challenges, particularly if coupled with lower Medicare Risk Adjustment Factor (“RAF”) scores among new members (due to COVID-19 among other factors), as has occurred in prior periods, may have an adverse impact on per-member revenue.

Adverse market conditions resulting from the spread of COVID-19 or future outbreaks of infectious disease could materially adversely affect our business, our growth and the value of our common stock. As a result of the COVID-19 pandemic, numerous state and local jurisdictions, including all markets where we operate, previously imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such restrictions, as well as restrictions we voluntarily impose for the safety of our employees and patents, may result in business disruptions. These disruptions may include restrictions on the ability of our personnel to travel; delays in actions of regulatory bodies; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, including because of sickness of employees or their families or the desire of employees to avoid contact with groups of people; delays in hiring on onboarding of new employees; cancellation of events; and business closures, adjustments or disruptions of certain third parties. Moreover, as of December 31, 2022, we continued to maintain remote operations and a reduced presence in our corporate offices. These disruptions could negatively affect our sales and marketing efforts, sales cycles, employee productivity, or member retention, any of which could harm our financial condition and business operations.

The extent of the continued impact of the COVID-19 pandemic on our business will depend on certain developments, including: the emergence of new variants and their infectiousness and severity; government responses to the pandemic; the impact on our members and our sales cycles; and the effect on our partners and our and their supply chains, all of which are uncertain and cannot be predicted. The impact of any future infectious disease outbreaks may depend on similar factors, as well as others we may be unable to predict. If the COVID-19 pandemic worsens, especially in regions where we operate, our business activities could be adversely affected. To the extent the COVID-19 pandemic or other outbreaks adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to those relating to cyber-attacks and security vulnerabilities, interruptions or delays due to third-parties, or our ability to raise additional capital or generate sufficient cash flows necessary to fulfill our obligations under our existing indebtedness or to expand our operations.

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

Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of competing plans in the local market and the types of services available at local clinical facilities, the demographics of each market and our ability to generate offerings that meet the needs of that population, our local reputation for providing quality care to members, the commitment and expertise of the providers in our network and our in-house medical staff, our local service offerings and community programs and the cost of care in each locality. If we are unable to attract members, our revenue and profitability will be adversely affected. Some of our competitors may have greater recognition and may be more established in particular communities than we are, and they may have greater financial and other resources than we have. Competing Medicare Advantage plans may also offer different programs or services than we do, which, combined with the foregoing factors, may result in our competitors being more attractive to our current members or potential members. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, we expect that price will continue to be a significant basis of competition. Furthermore, while we budget for improvements in our products and services to keep them competitive in their respective markets, to the extent that competitive forces cause related expenditures to increase in the future, our financial condition may be negatively affected. In addition, in certain instances our relationships with providers are not exclusive and our competitors have established or could seek to establish relationships with such providers. Additionally, as we expand into new geographies, we may encounter competitors with stronger relationships or recognition in the community in such new geography, which could give those competitors an advantage in retaining current members and obtaining new members, which may have a material adverse effect on our business operations and financial position.

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

In the ordinary course of our business, we collect, store, process, transfer, disclose and otherwise use sensitive data, including PHI and PII relating to our employees, members and others. We also process and store, and use third-party service providers to process and store, substantial amounts of sensitive information, including intellectual property, confidential information and other proprietary business information. We manage and maintain such sensitive data and information utilizing a combination of on-site systems, managed data center systems and cloud-based computing center systems.

We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit and store this sensitive data and information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, ransomware, attacks by hackers and other malicious actors and similar breaches, and employee or contractor error, negligence or malfeasance, can create system disruptions, shutdowns or unauthorized disclosure or modifications of such sensitive data or information, causing PHI or other PII to be accessed or acquired without authorization or to become publicly available. We have implemented a third-party operated 24x7 security operations center that continuously monitors the security and privacy posture of our systems and have implemented the HITRUST Alliance's Common Security Framework as part of our certification by HITRUST; however, we cannot provide assurance that these measures will protect us from all cybersecurity threats and risks. As our third-party service providers manage important aspects of the collection, storage, processing and transmission of employee, user and member information, and other confidential and sensitive information, we rely on them to perform functions that have material cybersecurity risks. Because of the sensitivity of the PHI, other PII and other sensitive information we and our service providers collect, store, transmit, and otherwise process and use, the security of our technology platform and other aspects of our services, including those provided or facilitated by our third-party service providers, are important to our operations and business strategy. Measures taken to protect our systems, those of our contractors or third-party service providers, or the PHI, other PII, or other sensitive information we or contractors or third-party service providers process or maintain (including our requirement that our third-party service providers enter into business associate agreements or other required security agreements, if applicable), may not adequately protect us from the risks associated with the collection, storage, processing and transmission of such sensitive data and information. For example, we may be required to expend significant capital and other resources, such as in the performance of ongoing risk assessments of our and our third-party service providers’ information systems, to protect against security breaches or to alleviate problems caused by security breaches. Because cyber-attacks are becoming more sophisticated and frequent and the techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, despite the implementation of security measures, we or our third-party service providers may be unable to anticipate these techniques or to implement adequate protective measures.

A security breach or privacy violation that leads to disclosure or unauthorized use or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or availability of, member information, including PHI or other PII, or other sensitive information we or our contractors or third-party service providers maintain or otherwise process, could harm our reputation and brand, compel us to comply with breach notification laws, and cause us to incur significant costs for remediation, fines, penalties, providing notification to individuals. We would need to identify and implement measures intended to repair or replace systems or technology and to prevent future occurrences, and we could face potential increases in insurance premiums. This is of particular risk when considering tight integration with third-party service providers who manage or provide parts of our information systems. If we are unable to prevent or mitigate such security breaches or privacy violations or implement satisfactory remedial measures, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our systems, and we could suffer a loss of members. We may also suffer loss of reputation, adverse impacts on member and investor confidence and financial loss, and we would be exposed to the risk of governmental investigations or other actions, regulatory or contractual penalties, and other claims and liabilities, including liability under laws and regulations that protect the privacy of member information or other personal information, such as HIPAA. In addition, security breaches and other inappropriate access to, or acquisition or processing of, information can be difficult to detect, and any delay in identifying such incidents or in providing any notification of such incidents may lead to increased harm.

Any such breach or interruption of our systems or those of any of our third-party service providers could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our business and competitive position. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

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

Our information technology systems facilitate our ability to conduct our business. We rely on our core operating technology platform, AVA, to aggregate, organize and monitor health data, and to generate insights and recommendations to the care providers who serve our members. The functioning of our technology platform is critical to our ability to adequately care for our members and drive health outcomes. While we have disaster recovery systems and business continuity plans in place and such plans are reviewed annually as part of our third-party HITRUST certification, there may be disruptions in our disaster recovery systems or the failure of these systems to operate as expected. Such events could, depending on the magnitude of the problem, adversely affect our operating results and the health of our members by limiting our capacity to effectively monitor and control our operations. Despite our implementation of a variety of security measures, our information technology systems could be subject to physical or electronic break-ins or disruptions from unauthorized tampering, fires, power loss, telecommunication failures or any weather-related disruptions where our headquarters is located or at locations that host portions of our technology platform. In addition, in the event that a significant number of our personnel were unavailable in the event of a disaster, our ability to effectively conduct business and adequately care for our members could be adversely affected.

As a government contractor, we are exposed to risks that may materially adversely affect our business, including the potential loss of CMS contracts, significant changes to the Medicare Advantage and/or Part D programs, potential suspension from participating in the Medicare Advantage program, changes to the risk-adjustment model used to determine the premiums paid to Medicare Advantage plans, changes to provisions for risk sharing under Medicare Part D and risks related to governmental audits and investigations, among others.

A significant portion of our revenue relates, directly or indirectly, to the Medicare Advantage program, which accounted for substantially all of our total revenue for the year ended December 31, 2022. Participating in the Medicare Advantage program exposes us to various risks, as described further below.

•
As of January 1, 2023, under our contracts with CMS, we provided health insurance coverage to approximately 108,300 individual Medicare Advantage members. Our continued participation in the Medicare Advantage program through these and other contracts is not guaranteed. Our CMS contracts are subject to annual renewal, and CMS must also annually approve our bids for the plans we intend to offer under each contract. The loss of these and other CMS contracts or significant changes to the terms thereof may have a material adverse effect on our business, results of operations and financial condition.
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
•
There is a possibility of temporary or permanent suspension from participating in the Medicare Advantage program if we are convicted of fraud or other criminal conduct in the performance of a Medicare Advantage program or if there is an adverse decision against us under the federal False Claims Act (the “FCA”). As a recipient of federal money, we may be subject to qui tam litigation brought by individuals who seek to sue on behalf of the government, alleging that the recipient submitted false claims to the government. Litigation of this nature is filed under seal to allow the government an opportunity to investigate and to decide if it wishes to intervene and assume control of the litigation. If the government does not intervene, the lawsuit is unsealed, and the individual may continue to prosecute the action on his or her own.
•
CMS uses a risk-adjustment model which adjusts premiums paid to Medicare Advantage organizations according to the health status of covered members. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997 and the Benefits Improvement and Protection Act of 2000 (“BIPA”), generally pays more where a plan’s membership has higher expected costs. Under this model, amounts paid to Medicare Advantage organizations are based, in part, on actuarially determined bids, which include a process whereby our prospective payments are based on our estimated cost of providing standard Medicare-covered benefits to an enrollee with a “national average risk profile.” That baseline payment amount is adjusted to reflect the health status of our enrolled membership. Under the risk-adjustment methodology, all Medicare Advantage organizations must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses the diagnosis data to calculate the risk-adjusted premium payment to Medicare Advantage organizations, which CMS adjusts for coding pattern differences between the health plans and the government fee-for-service program. In certain cases, we rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on these providers to document appropriately all medical data, including the diagnosis data submitted with claims, and we rely on our technology platform to aggregate, organize, interpret and report such data. In addition, we conduct medical record reviews as part of our data and payment accuracy compliance efforts, to more accurately reflect diagnosis conditions under the risk adjustment model. These compliance efforts include the internal contract level audits described in more detail below, as well as ordinary course reviews of our internal business processes.

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

In 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (RADV) Contract-Level Audits.” The payment error calculation methodology provided that, in calculating the economic impact of audit results for a Medicare Advantage contract, if any, the results of the RADV audit sample would be extrapolated to the entire Medicare Advantage contract after a comparison of the audit results to a similar audit of the government’s traditional FFS Medicare program. We refer to the process of accounting for errors in fee-for-service claims as the “FFS Adjuster.” This comparison of RADV audit results to the FFS error rate is necessary to determine the economic impact, if any, of RADV audit results because the government used the traditional fee-for-service Medicare program data set, including any attendant errors that are present in that data set, to estimate the costs of various health status conditions and to set the resulting adjustments to Medicare Advantage plans’ payment rates in order to establish actuarial equivalence in payment rates as required under the Medicare statute. CMS already makes other adjustments to payment rates based on a comparison of coding pattern differences between Medicare Advantage plans and traditional fee-for-service Medicare program data (such as for frequency of coding for certain diagnoses in Medicare Advantage plan data versus the traditional fee-for-service Medicare program dataset).

The final RADV extrapolation methodology, including the first application of extrapolated audit results to determine audit settlements, is expected to be applied to CMS RADV contract level audits conducted for contract year 2011 and subsequent years.

CMS released a final rule on January 30, 2023, which changes both the use of extrapolation and the application for the FFS Adjuster. Specifically, CMS will not extrapolate audit results for any audits covering payment years prior to 2018. Additionally, CMS will not apply any FFS Adjuster in RADV audits. These changes are expected to have a material impact on Medicare Advantage organizations, including us. CMS is currently conducting RADV contract level audits for certain of our Medicare Advantage plans, and these changes may materially increase the amounts we are asked to repay.

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

Reinsurance and low-income cost subsidies represent payments from CMS in connection with the Medicare Part D program. Reinsurance subsidies represent payments for CMS’s portion of claims costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent payments from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and settlement of CMS’s prospective subsidies against actual prescription drug costs we paid is made after the end of the applicable year.

Settlement of the reinsurance and low-income cost subsidies as well as the risk corridor payment is based on a reconciliation made approximately nine months after the close of each calendar year. This reconciliation process requires us to submit claims data necessary for CMS to administer the program. Our claims data may not pass CMS’s claims edit processes due to various reasons, including discrepancies in eligibility or classification of low-income members. To the extent our data does not pass CMS’s claim edit processes, we may bear the risk for all or a portion of the claim which otherwise may have been subject to the risk corridor provision or payment which we would have otherwise received as a low-income subsidy or reinsurance claim. In addition, in the event the settlement represents an amount CMS owes us, there is a negative impact on our cash flows and financial condition as a result of financing CMS’s share of the risk. The opposite is true in the event the settlement represents an amount we owe CMS.

•
We are also subject to various other governmental audits and investigations. Under state laws, we are audited by state departments of insurance for financial and contractual compliance and by state departments of health. Audits and investigations, including audits of risk adjustment data, are also conducted by state attorneys general, CMS, HHS-OIG, the Office of Personnel Management, the Department of Justice (“DOJ”) and the Department of Labor. Findings from these audits and investigations could result in, among other things, the loss of licensure or the right to participate in the Medicare Advantage or other programs, a limitation on our ability to market or sell products, a suspension on our ability to enroll new members, a requirement to refund money to the government, the imposition of fines, penalties and other civil and criminal sanctions, or changes in our business practices. The outcome of any current or future governmental or internal investigations cannot be accurately predicted, nor can we predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. Nevertheless, it is possible that any such outcome of litigation, penalties, fines or other sanctions could be substantial, and the outcome of these matters may have a material adverse effect on our results of operations, financial position, and cash flows. Responding to subpoenas, investigations and other lawsuits, claims and legal proceedings as well as defending ourselves in such matters would divert management’s attention and cause us to incur significant legal expense. Negative findings or terms and conditions that we might agree to accept as part of a negotiated resolution of pending or future legal or regulatory matters could result in, among other things, substantial financial penalties or awards against us, substantial payments made by us, required changes to our business practices, exclusion from future participation in the Medicare Advantage Programs and, in certain cases, criminal penalties, any of which could have a material adverse effect on us. Certain of these matters could also affect our reputation. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our industry or our reputation in various markets and make it more difficult for us to sell our products and services.

The Inflation Reduction Act of 2022 contains several provisions that affect the Part D program. These changes may require us to change our prescription drug offerings, reduce our profitability, and otherwise impact our financial performance.

The Inflation Reduction Act of 2022 (“IRA”), signed into law on August 16, 2022, reflects an ongoing effort to control prescription drug costs and reduce spending by the federal government. The IRA contains several provisions that impact the Part D program and that may influence our benefit design and profitability. For example, beginning in 2023, Part D plans are prohibited from imposing cost-sharing for certain recommended vaccines and can impose a maximum cost-sharing of $35 per month for insulin. Additional changes take effect in 2024, including the elimination of member cost-sharing in the catastrophic phase of the benefit, and in 2025, including a cap on member out-of-pocket spending of $2,000. These changes may significantly alter the plans that we offer and may adversely affect our business, results of operations and financial condition.

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

We also may be subject to lawsuits under the FCA and comparable state laws for submitting allegedly fraudulent or otherwise inappropriate risk adjustment or Stars data. These lawsuits, which may be initiated by government authorities as well as private party relators, can involve significant monetary damages, fines, attorney fees and the award of bounties to private plaintiffs who successfully bring these suits, as well as to the government programs. In recent years, government oversight and law enforcement have become increasingly active and aggressive in investigating and taking legal action against potential fraud, waste and abuse. Fraud, waste, and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, fraudulent coding practices, billing for unnecessary medical and/or other covered services, improper marketing and violations of patient privacy rights. The DOJ and the Department of Health and Human Services Office of Inspector General (“OIG”), have recently increased their scrutiny of healthcare payers and providers, and Medicare Advantage insurers, under the federal FCA, in particular, and there have been a number of investigations, prosecutions, convictions and settlements in the healthcare industry. The FCA provides for treble damages and significant mandatory minimum penalties for each false claim or statement. Healthcare plans and providers thus often seek to resolve these types of allegations through settlement for significant and material amounts, including in circumstances where they do not acknowledge or admit liability, to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree or settlement agreement, including, for example, corporate integrity agreements.

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

Any significant worsening of the COVID-19 pandemic, or the occurrence of another large-scale pandemic, could also cause our third-party data center hosting facilities and cloud computing platform providers, which are critical to our infrastructure, to shut down their business, experience security incidents that impact our business, delay or disrupt performance or delivery of services, or experience interference with the supply chain of hardware required by their systems and services, any of which could materially adversely affect our business. Limitations on access or disruptions to services provided by some of the external care providers upon which our platform and business operations rely could interrupt our ability to provide our platform, decrease the productivity of our workforce and provider networks, and significantly harm our business operations, financial condition and results of operations.

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

We depend upon licenses from third parties for some of the technology and data used in AVA, our core operating technology platform. We may be unsuccessful in maintaining those licenses, and in such an event, it is possible that alternative technology may not be available for license on favorable terms or at all. Moreover, we expect that we may need to obtain additional licenses from third parties in the future in connection with the development of our applications. In addition, we obtain a portion of the data that we use from government entities, public records, external healthcare providers and other partners. We believe that we have all rights necessary to use the data that is incorporated into our services. We cannot, however, assure you that our licenses for information will allow us to use that information for all potential or contemplated applications.

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

We also integrate into our internally developed applications and use third-party software to support our technology infrastructure. Some of this software is proprietary and some is open-source software. These technologies may not be available to us in the future on commercially reasonable terms or at all and could be difficult to replace once integrated into our own internally developed applications. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain, maintain or comply with any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which would harm our business, financial condition and results of operations.

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

Our use of “open-source” software could adversely affect our ability to offer our products and services and subject us to possible litigation.

We may use open-source software in connection with our services. Companies that incorporate open-source software into their technologies have, from time to time, faced claims challenging the use of open-source software and/or compliance with open-source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open-source software or claiming noncompliance with open-source licensing terms. Some open-source software licenses require users who distribute software containing open-source software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open-source code, which could include valuable proprietary code of the user, on unfavorable terms or at no cost. While we monitor the use of open-source software and try to ensure that none is used in a manner that would require us to disclose our internally developed source code, including that of our AVA platform, or that would otherwise breach the terms of an open-source agreement, such use could inadvertently occur, in part because open-source license terms are often ambiguous. In addition to risks related to license requirements, use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software which, thus, may contain security vulnerabilities, such as the recent Log4j vulnerability, or infringing or broken code. Any requirement to publicly disclose our internally developed source code or pay damages for breach of contract could have a material adverse effect on our business, financial condition and results of operations and could help our competitors develop services that are similar to or better than ours.

We depend on our senior management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.

Our success depends largely upon the continued services of our senior management team and other key employees. We rely on our leadership team in the areas of operations, product development, provision of medical services, information technology and security, marketing, and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. Our employment agreements with our executive officers and other key personnel do not require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. Furthermore, volatility in our stock price may affect our ability to attract and retain replacements should key personnel depart. The loss of one or more of the members of our senior management team, or other key employees, could cause disruptions in or harm to our business, and replacing any such employees would entail significant time and cost. In particular, the loss of the services of our founder and Chief Executive Officer, John Kao, could significantly delay or prevent the achievement of our strategic objectives. We currently do not have “key person” insurance on any of our employees.

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

Our membership is concentrated in a limited number of U.S. states, and so we are subject to risks associated with our geographic concentration, including unanticipated changes in population morbidity, which could significantly increase utilization rates and medical costs.

A substantial portion of our revenue is driven by CMS payments in connection with our health plans in California, North Carolina, Nevada, Arizona, Florida and Texas, with over 94% of our members concentrated in California as of December 31, 2022. As a result, our exposure to many of the risks described herein are not mitigated by a diversification of geographic focus. Unfavorable changes in healthcare or other benefit costs or reimbursement rates or increased competition in these areas or any other geographic area where our membership becomes concentrated in the future could therefore have a disproportionately adverse effect on our operating results. Furthermore, due to the concentration of our operations in these states and in California in particular, our business may be adversely affected by economic, health or other conditions that disproportionately affect these states as compared to other states or by natural disasters such as major earthquake, wildfire or hurricane. Any of these factors could have a significant impact on the health of a large number of our covered members, and regulatory changes undertaken in response to such events could require us to cover health care costs for members for which we would not typically be responsible.

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

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage us as a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.

Competition for physicians and nurses, shortages of qualified personnel or other factors could increase our labor costs and adversely affect our revenue, profitability and cash flows.

Although we primarily contract with external providers for care delivery, we also employ physicians and other healthcare professionals to deliver in-house care. Our in-house care delivery operations are dependent on the efforts, abilities and experience of those employees. We compete with healthcare providers, hospitals, clinics, networks and other facilities in attracting physicians, nurses and medical staff to support our in-house care delivery capabilities and in recruiting and retaining qualified management and support personnel to be responsible for the daily operations of our clinics.

In some markets, the lack of availability of clinical personnel, such as nurses, social workers and mental health professionals, is a significant operating issue facing all healthcare providers and others seeking to employ such personnel. In certain markets the shortage has been exacerbated by the COVID-19 pandemic and its impacts, including governmental responses to the pandemic. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled workers in each of the markets in which we operate. Our failure to recruit and retain qualified management and medical personnel could have a material adverse effect on our business, financial condition and results of operations.

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

If our records, including those submitted to us by our external providers, contain inaccurate or unsupportable information regarding risk adjustment scores of members, we might overstate or understate our revenue and be subject to various penalties.

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

Additionally, CMS audits Medicare Advantage organizations for documentation to support RAF-related payments for members. The Medicare Advantage organizations ask providers to submit the underlying documentation for members that they serve. It is possible that claims associated with members with higher RAF scores could be subject to more scrutiny in a CMS or plan audit. CMS may impose penalties as a result of its audits. In addition, we could be liable for penalties to the government under the FCA that range from $5,500 to $11,000 (adjusted for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. On May 9, 2022, the DOJ issued a final rule announcing adjustments to FCA penalties, under which the per claim penalty range was increased to a range from $12,537 to $25,076 for penalties assessed after May 9, 2022 with respect to violations occurring after November 2, 2015. CMS has indicated that, at least for some plan years, payment adjustments will not be limited to RAF scores for the specific Medicare Advantage enrollees for which errors are found but may also be extrapolated to the entire Medicare Advantage plan membership.

In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.

Our health plans may be randomly selected or targeted for review by CMS and the outcome of such a review may result in a material adjustment in our revenue and profitability.

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

The majority of our revenues come from the government-subsidized Medicare Advantage program. Medicare Advantage is a federally administered program financed in part by federal funds. The federal government has instituted measures aimed at controlling the growth of and/or reducing healthcare spending, including Medicare Advantage spending. We are exposed to financial risks associated with contracting with the federal government, including but not limited to our dependence upon Congress and CMS’ robustly funding the Medicare Advantage program and the impact that delays in government payments could have on our operating cash flow and liquidity.

For example, future levels of funding for Medicare Advantage may be affected by continuing government efforts to contain healthcare costs and may further be affected by federal budgetary constraints. Congress periodically considers reducing or reallocating the amount of money the federal government spends on healthcare programs including the Medicare Advantage program, and CMS annually sets the rates and other financial factors that influence the amount of money Medicare Advantage organizations receive from the government. Furthermore, Medicare remains subject to the automatic spending reductions imposed by the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 (“sequestration”), subject to a 2% cap, which has been extended several times, most recently by the Infrastructure Investment and Jobs Act of 2021, and is effective through 2031. Adverse economic conditions may put pressures on federal budgets as tax and other federal revenues decrease while the population that is eligible to participate in Medicare Advantage programs increases, creating more need for funding. This may require Congress and/or CMS to seek to reduce Medicare Advantage spending, which may result in reductions in funding for the Medicare Advantage program or contraction of covered benefits. A reduction (or less than expected increase), a protracted delay, or a change in allocation methodology in government funding for Medicare Advantage, as well as termination of one or more CMS contracts, may materially and adversely affect our results of operations, financial position and cash flows.

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

The centers out of which our external providers operate and the facilities that host our AVA platform may be negatively impacted by weather and other factors beyond our control.

Our results of operations may be adversely impacted by adverse conditions affecting the centers out of which our external care providers operate, and the facilities that host our AVA platform, including severe weather events such as tornadoes and widespread winter storms, natural disasters such as earthquakes and fires, public health concerns such as contagious disease outbreaks, violence or threats of violence or other factors beyond our control. Any of these events could cause disruption of member scheduling, displacement of our members, employees and care teams, or force certain of our providers’ centers, or facilities that host our AVA platform to close temporarily. In certain geographic areas, we have a large concentration of clinics, external provider facilities, and facilities that host our AVA platform that may be simultaneously affected by adverse weather conditions or other events. Our future operating results may be adversely affected by these and other factors that disrupt the operation of the centers out of which our external providers operate and the facilities that host our AVA platform.

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

Our MA plans are operated through regulated insurance subsidiaries in various states. These subsidiaries are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital or tangible net equity, as defined by each state. The states in which our subsidiaries operate regulate the payment of dividends, loans, administrative expense reimbursements or other cash transfers to us, and limit investments to approved securities. The amount of dividends that may be paid to us by these insurance subsidiaries, without prior approval by state regulatory authorities, or ordinary dividends, is limited based on the entity’s level of statutory income and statutory capital and surplus. In some states, prior notification is provided before paying a dividend even if approval is not required. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements. We continue to maintain our levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Dividends from our non-insurance companies are generally not restricted by governmental departments of insurance. In the event that our subsidiaries are unable to provide sufficient capital to fund our obligations and allow us to pursue our objectives, our results of operations, financial position, and cash flows may be materially adversely affected.

If we are required to maintain higher statutory capital levels for our existing operations or if we are subject to additional capital reserve requirements as we pursue new business opportunities, our cash flows and liquidity may be adversely affected.

One or more of the states in which our MA plan subsidiaries operate may raise the statutory capital or tangible net equity level we are required to maintain from time to time. Certain states have adopted risk-based capital requirements based on guidelines adopted by the National Association of Insurance Commissioners, which tend to be, although are not necessarily, higher than existing statutory capital requirements. Regardless of whether a state in which we may operate has adopted risk-based capital requirements, the state departments of insurance can require our regulated insurance subsidiaries to maintain minimum levels of statutory capital or tangible net equity in excess of amounts required under the applicable state laws if they determine that maintaining additional statutory capital or tangible net equity, as applicable, is in the best interests of our beneficiaries. Any other changes in these requirements could materially increase our statutory capital requirements. In addition, as we continue to expand our plan offerings in new states, add new beneficiaries, or pursue new business opportunities, we may be required to maintain additional statutory capital. In any case, our available funds could be materially reduced, which could harm our ability to implement our business strategy.

We have limited experience serving as a Direct Contracting Entity and as a participant in the ACO REACH model with CMS and may not be able to realize the expected benefits thereof.

The CMS Center for Medicare and Medicaid Innovation (“CMMI”) recently implemented a direct contracting model, intended to create value-based payment arrangements directly with Direct Contracting Entities (“DCEs”), which is part of CMS’s strategy to drive broader healthcare reform and accelerate the shift from original Medicare toward value-based care models. A key aspect of direct contracting is providing new opportunities for a variety of different DCEs to participate in value-based care arrangements in Medicare fee-for-service. Effective January 1, 2023, CMS replaced the DCE program with the “ACO Realizing Equity, Access, and Community Health Model” or “ACO REACH” model.

Our participation in the CMMI program began on April 1, 2021 and, as of January 1, 2023, we had approximately 7,900 members in our arrangement with our clinician partners in North Carolina, California and Nevada. Our participation in the ACO REACH program is subject to annual CMS approval, and our contracts are not guaranteed to be renewed in future years. Prior to April 1, 2021, we had no experience participating in CMMI's programs and, as such, our direct contracting business is in the early stages of development. We are subject to the risks inherent to the launch of any new business, including the risks that we may not generate sufficient returns to justify our investment and that it may take longer or be more costly to achieve the expected benefits from this new program. In particular, we may be unable to achieve risk-like patient economics on original Medicare patients. Moreover, our financial performance under the ACO REACH model may not be similar to our performance under the DCE model.

Because the ACO REACH model is a new model designed by CMMI, CMMI is constantly evaluating the program and may revise the applicable rules and design at any time, and such changes may have a significant impact on our ability to carry out our business. Certain CMMI model methodologies, including but not limited to, allowed provider classes, beneficiary alignment, benchmark establishment, and risk score modeling, are subject to continued evaluation. For example, the new ACO REACH model will require participants to meet several provisions on promoting health equity, including the creation of a health equity plan, and will introduce a health equity benchmark adjustment to payments to help support care delivery and coordination in underserved areas. ACO REACH also requires that doctors and other health care providers make up 75% of governing or voting rights on the participating accountable care organization's board. These and other requirements could materially impact our profitability.

In addition, our management team has and may further invest considerable time and resources in adapting to the ACO REACH model. The ACO REACH model may not be successful and may ultimately be discontinued, including as a result of decreased political support for value-based care or the ACO REACH model, or may be unable to expand our total addressable market in the manner that we expect. Ultimately, our participation in the ACO REACH model may not be profitable to us initially or at all.

If we are unable to maintain the minimum required number of beneficiaries served by our ACO REACH model, we may become ineligible to participate in the program.

As with the DCE model, CMS requires ACO REACH participants to maintain at least 5,000 aligned Medicare fee-for-service beneficiaries prior to the start of each performance year. If for any year we fail to satisfy the minimum beneficiary alignment requirements, CMS may take remedial action, including imposition of a corrective action plan or termination of our participation in the program. Any adverse action that curtails or eliminates our ability to participate in the program may have an adverse effect on our business, financial condition and results of operations. Additionally, because preliminary performance year benchmarks are calculated prospectively for each performance year before the prior performance year is complete, CMS may retroactively adjust performance year benchmarks based on the finalized quality performance scores achieved by the ACO, which will impact the reimbursements achieved in the model.

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

HIPAA imposes mandatory penalties for certain violations. In 2022, penalties for violations of HIPAA and its implementing regulations started at $127 per violation and could not exceed approximately $64,000 per violation, subject to a cap of approximately $1.9 million for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. Additionally, the penalty amounts listed above are also due for inflation adjustments in 2023.

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

HIPAA further requires that members be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made without unreasonable delay and in no case later than 60 calendar days after discovery of the breach. If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public website. Breaches affecting more than 500 patients in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

We also publish statements to our members and partners that describe how we handle and protect PHI. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims, and complying with regulatory or court orders. Any of the foregoing consequences could have a material adverse impact on our business and our financial results.

Data privacy and security at the state level remains an evolving landscape. For example, CCPA, which came into effect on January 1, 2020, requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allow consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. In addition, on November 3, 2020, California voters approved a new privacy law, the CPRA, which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. This agency will be able to finance operations through penalties issued and with the CPRA’s removal of the mandatory cure period from CCPA, we will have less warning before compliance risk results in legal action. Many of the CPRA’s provisions became effective on January 1, 2023. The CCPA and CPRA contain exemptions for medical information governed by the California Confidentiality of Medical Information Act, and for PHI collected by a covered entity or business associate governed by the privacy, security, and breach notification rule established pursuant to HIPAA, but the precise interpretation and application of this exemption by regulators is not yet clear.

The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. For example, the Virginia Consumer Data Protection Act, or the CDPA, which became effective January 1, 2023, gives Virginia residents expanded rights to access and creates additional obligations on companies covered by the legislation, and the Nevada Privacy Law, which became effective on October 1, 2019, requires businesses to give website users the option to opt-out of the sale of their data.

While the CPRA/CCPA is an example of consumer privacy law, the NAIC’s Model Law is a different type of law focused on securing insurance licensees’ information systems. Versions of this Model Law have been passed in many states and are expected to be passed in more states in the coming years. Similar to HIPAA, the Model Law requires the implementation of technical, administrative, and procedural information security practices and procedures and includes reporting requirements for data breaches. These Model Laws are typically enforced by state insurance regulators.

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

As indicated above, there are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including notification requirements in the event of unauthorized access or theft of personal information. State statutes and regulations vary from state to state. Violations of HIPAA or applicable federal or state laws or regulations could subject us to significant criminal or civil penalties, including significant monetary penalties. We cannot yet fully determine the impact these or future laws, rules, regulations and industry standards may have on our business or operations. Any such laws, rules, regulations and industry standards may be inconsistent among different jurisdictions, subject to differing interpretations or may conflict with our current or future practices. Additionally, our customers may be subject to differing privacy laws, rules and legislation, which may mean that they require us to be bound by varying contractual requirements applicable to certain other jurisdictions. Adherence to such contractual requirements may impact our collection, use, processing, storage, sharing and disclosure of various types of information and may mean we become bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules and regulations evolve. Complying with these requirements and changing our policies and practices may be onerous and costly, and we may not be able to respond quickly or effectively to regulatory, legislative and other developments. These changes may in turn impair our ability to offer our existing or planned features, products and services and/or increase our cost of doing business. As we expand our customer base, these requirements may vary from customer to customer, further increasing the cost of compliance and doing business.

Our business and operations may also be subject to federal, state, and local consumer protection laws governing marketing communications, including the Telephone Consumer Protection Act, “TCPA”, which places restrictions on the use of automated tools and technologies to communicate with wireless telephone subscribers or communications services consumers generally and the CAN-SPAM Act, which regulates the transmission of marketing emails. Under the TCPA, entities using an automatic dialing system to send communications must obtain prior express consent for non-marketing communications and prior express written consent for marketing communications. The TCPA has a private right of action, allowing individuals who have received unsolicited communications (phone calls, text messages or faxes) made using an “automatic dialing system” to seek statutory damages of $500 per violation, or $1500 if the violation was made willfully or knowingly. Despite our compliance efforts, we could nevertheless be forced to defend private class actions or government enforcement based on the communications we send to members.

In addition, certain of our businesses are also subject to the PCI DSS, which is a multifaceted industry security standard that is designed to protect credit card account data as mandated by payment brands and acquiring banks. We rely on vendors to assist us with PCI matters and to ensure PCI compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI DSS or other requirements of the payment card brands, based on past, present, or future business practices, which could have an adverse impact on our business and reputation, subject us to fines and/or have a negative impact on our ability to accept credit card payments.

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

In jurisdictions where the corporate practice of medicine is prohibited, we have historically operated by maintaining long-term management and administrative services contracts with multiple associated professional medical entities that are wholly owned or primarily owned by physicians employed by us and, in turn, employ or contract with physicians to provide those professional medical services required by our members. Under these management agreements, our primary operating subsidiary performs only non-medical administrative services, does not represent that it offers medical services and does not exercise influence or control over the practice of medicine by the physicians or the associated physician groups. In addition to the above management arrangements, we have certain contractual rights relating to the orderly transfer of equity interests in our associated physician practices through succession agreements and other arrangements with their physician equity holders. Such equity interests cannot, however, be transferred to or held by us or by any non-professional medical entity. Accordingly, neither we nor our direct subsidiaries directly own any equity interests in any of our physician practices. In the event that any of the physician owners of our associated physician practices fail to comply with the management arrangement, if any management arrangement is terminated and/or we are unable to enforce our contractual rights over the orderly transfer of equity interests in any of our associated physician practices, such events could have a material adverse effect on our business, results of operations, financial condition and cash flows.

It is possible that a state regulatory agency or a court could determine that our agreements with physician equity holders of our associated physician practices and the way we carry out these arrangements as described above, either independently or coupled with the management services agreements with such associated physician practices, are in violation of prohibitions on the corporate practice of medicine. As a result, these arrangements could be deemed invalid. Such a determination could force a restructuring of our management arrangements with the affected practices, which might include revisions of the management services agreements, including a modification of the management fee and/or establishing an alternative structure that would permit us to contract with a physician network without violating prohibitions on the corporate practice of medicine. Such a restructuring may not be feasible, or it may not be possible to accomplish it within a reasonable time frame without a material adverse effect on our business, results of operations, financial condition and cash flows.

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

If any of our plans or operations are found to violate these or other applicable government laws or regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price, including:

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

The policies and decisions of the federal and state governments regarding the Medicare Advantage program in which we participate have a substantial impact on our profitability. These governmental policies and decisions, which we cannot predict with certainty, directly shape the revenues given to us under the Medicare Advantage program, the eligibility and enrollment of our members, the services we provide to our members, and our administrative, healthcare services, and other costs associated with the Medicare Advantage program. Legislative or regulatory actions, such as changes to the Medicare Advantage program, those resulting in a reduction in payments to us, an increase in our cost of administrative and healthcare services, or additional fees, taxes or assessments, may have a material adverse effect on our results of operations, financial position, and cash flows. For example, CMS recently finalized new regulations addressing marketing activities in the Medicare Advantage program and requiring additional oversight of third-party marketing organizations with whom Medicare Advantage Organizations contract to help market to potential new members. CMS’s focus on marketing activities coincides with an apparent increased DOJ interest, as well. In recent years, the DOJ has launched investigations into whether marketing and recruiting practices of Medicare Advantage Organizations and their downstream providers violate the FCA.

While we believe that we have structured our agreements and operations in material compliance with applicable healthcare laws and regulations, we may be unable to successfully address changes in the current regulatory environment. In addition, some of the healthcare laws and regulations applicable to us are subject to limited or evolving interpretations, and a review of our business or operations by a court, law enforcement or a regulatory authority might result in a determination that could have a material adverse effect on us. Furthermore, the healthcare laws and regulations applicable to us may be amended or interpreted in a manner that could have a material adverse effect on our business, prospects, results of operations and financial condition.

New federal restrictions on plans that CMS believes resemble dual-eligible special needs plans and new state-level restrictions on actual dual-eligible special needs plans may restrict the types and number of plans that we can offer, thus potentially adversely impacting our membership, revenue and/or profitability.

Medicare Advantage organizations may offer dual-eligible special needs plans (“D-SNPs”), which are plans that may only enroll beneficiaries who are eligible for both Medicare and Medicaid. D-SNPs must meet additional statutory and regulatory requirements that are intended to address certain challenges faced by the dually eligible population. According to CMS, some Medicare Advantage organizations offer plans that are not D-SNPs but that are designed to attract primarily dual-eligible beneficiaries (“D-SNP look-alike plans”). CMS recently issued a final rule to restrict the offering of D-SNP look-alike plans. Specifically, CMS will not enter into a contract for a new Medicare Advantage plan that is not a special needs plan and is projected to enroll more than 80% dual-eligible members. Moreover, CMS will not renew a contract for such plans unless the plan has been active for less than a year and enrolls 200 or fewer members. Additionally, the California Department of Healthcare Services has adopted regulatory changes limiting the availability of D-SNP contracts. These regulatory developments are likely to restrict the types of plans we can offer and the membership mix we can maintain in our plans. To the extent we have to offer enhanced benefits to attract or retain dual-eligible members in certain plans, the profitability of such plans may be impacted. These regulatory developments may accordingly have an adverse impact on our membership, financial condition, results of operations and cash flows.

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

As described above, because of laws prohibiting the corporate practice of medicine, we enter into contractual arrangements to manage certain of our affiliated physician practices. If we were to hold the equity of such physician practices directly, we would be able to exercise our rights as an equity holder directly to effect changes in the boards of directors of those entities, which could effect changes at the management and operational level. In contrast, under our current contractual arrangements with our associated physician groups, we may not be able to directly change the members of the boards of directors of these entities and would have to rely on the entities and the entities’ equity holders to perform their obligations in order to exercise our control over the entities. If any of these affiliated entities or their equity holders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements.

Changes in tax laws may adversely affect us, and the Internal Revenue Service or a court may disagree with tax positions taken by us, which may result in adverse effects on our financial condition or the value of our common stock.

The CARES Act, enacted on March 27, 2020, in response to the COVID-19 pandemic, amended the U.S. federal tax code, generally on a temporary basis. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance. In addition, the Internal Revenue Service (the "Service") has yet to issue guidance on a number of important issues regarding the changes made by the CARES Act. In the absence of such guidance, we will take positions with respect to a number of unsettled issues. There is no assurance that the Service or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our business, cash flows or financial performance.

Risks Related to Our Indebtedness and our Capital Requirements

Our existing indebtedness could adversely affect our business and growth prospects.

In September 2022, we entered into a senior secured term loan facility with Oxford Finance LLC, maturing in September 2027 (the “Term Loan”). Our indebtedness under the Term Loan bears interest at a variable rate equal to (i) the secured overnight financing rate (“SOFR”) administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a floor of 1.00%, plus (ii) an applicable margin of 6.50%. As of December 31, 2022, we had $165 million in principal amount outstanding under our Term Loan. Our indebtedness under the Term Loan, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

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

Our indebtedness and the cash flow needed to satisfy our debt have other important consequences, including:

•
limiting funds otherwise available for financing our capital expenditures by requiring us to dedicate a portion of our cash flows from operations to the repayment of debt and the interest on this debt;
•
placing us at a competitive disadvantage to our competitors that are not as highly leveraged; and
•
making us more vulnerable in the event of a downturn in our business.

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

We may not be able to generate sufficient cash flow to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under such indebtedness, including refinancing such indebtedness, which may not be successful.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants. We may not be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all, and accordingly may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service obligations. If we cannot meet our debt service obligations, the holders of our indebtedness may accelerate such indebtedness and, to the extent such indebtedness is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our indebtedness.

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

The loan agreement governing our Term Loan includes financial covenants that require us to (i) maintain minimum liquidity, as defined in the loan agreement, of $23.0 million and (ii) remain below a maximum permitted ratio of debt to trailing twelve-month revenue, as set forth in the loan agreement. Our ability to satisfy those tests can be affected by events beyond our control. As of December 31, 2022, we were in compliance with the financial covenants.

A breach of the covenants or restrictions under the Term Loan could result in an event of default under such document. Pursuant to a security agreement with the lender, we granted a first priority security interest in substantially all of our assets (excluding those held by certain subsidiaries), including certain intellectual property and a pledge of the equity interests in certain subsidiaries, subject to customary exceptions. Accordingly, a default may allow the lenders to accelerate the debt and to seize our assets that serve as collateral for the loan. In the event the holders of our indebtedness accelerate the repayment, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:

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

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms or at all. Our need for additional capital will depend on our business needs, requirements and opportunities, including to develop and enhance new and existing products and services, enter new markets, further develop our infrastructure, and comply with any statutory, regulatory or contractual capital and liquidity requirements. In addition, we intend to assess strategic acquisitions as the opportunities arise, some of which may be material to our operations. Our ability to obtain additional capital will depend on our development efforts, business plans, investor demand, operating performance, the condition of the capital markets, and other factors. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests. The equity securities we issue may also have rights, preferences, or privileges senior to the rights of existing stockholders. If we engage in additional debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. In addition, the covenants in our Term Loan limit our ability to obtain additional debt, and any failure to adhere to these covenants could result in penalties or defaults that could further restrict our liquidity or limit our ability to obtain financing.

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

Risks Related to Our Common Stock

Our operating results and stock price may be volatile, including as a result of factors that are beyond our control.

Our quarterly operating results are likely to fluctuate in the future. In addition, securities markets worldwide, and public companies in the healthcare and technology industry in particular, have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our shares may fluctuate in response to various factors, including:

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

From time to time, we may release guidance in our earnings releases, earnings conference calls or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. If given, this guidance, which will include forward-looking statements, will be based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Our actual results could differ materially from such projections. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this “Risk Factors” section. The principal reason that we expect to release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. With or without our guidance, analysts and other investors may publish expectations regarding our business, financial performance and results of operations. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. If our actual performance does not meet or exceed our guidance or investor expectations, the trading price of our common stock may decline.

An active, liquid trading market for our common stock may not be sustained.

Although our common stock is currently listed on the Nasdaq Stock Market under the symbol “ALHC,” an active trading market for our shares may not be sustained. Accordingly, if an active trading market for our common stock is not maintained, the liquidity of our common stock would be limited, and holders of our common stock may not be able to sell their shares when desired. Moreover, the prices that they may obtain for their shares would be adversely affected. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

The Lead Sponsors hold a substantial percentage of our outstanding common stock and have the ability to significantly influence our management, business plans and policies and the election of our directors, and their interests may conflict with ours or the holders of our common stock in the future.

As of December 31, 2022, funds managed by General Atlantic, L.P. (“General Atlantic”) and Warburg Pincus LLC (“Warburg Pincus” and, together with General Atlantic, the “Lead Sponsors”) beneficially owned approximately 42.2% of our outstanding common stock, which means that, based on their combined percentage voting power, the Lead Sponsors together have the ability to significantly influence the vote of all matters submitted to a vote of our shareholders, including the election of the members of our board of directors (the “Board”) and all other corporate decisions. Accordingly, the Lead Sponsors have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as the Lead Sponsors continue to own a significant percentage of our stock, the Lead Sponsors are able to exert substantial influence over any proposed change of control of us or a change in the composition of our Board and could effectively preclude any unsolicited acquisition of us. The concentration of ownership could deprive holders of an opportunity to receive a premium for their shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.

In addition, in connection with our IPO, we entered into a Stockholders Agreement with the Lead Sponsors that provides (x) General Atlantic the right to designate: (i) four of the nominees for election to our Board for so long as General Atlantic beneficially owns at least 35% of our common stock then outstanding; (ii) three of the nominees for election to our Board for so long as General Atlantic beneficially owns less than 35% but at least 25% of our common stock then outstanding; (iii) two of the nominees for election to our Board for so long as General Atlantic beneficially owns less than 25% but at least 15% of our common stock then outstanding; and (iv) one of the nominees for election to our Board for so long as General Atlantic beneficially owns less than 15% but at least 5% of our common stock then outstanding and (y) Warburg Pincus the right to designate one of the nominees for election to our Board for so long as Warburg Pincus beneficially owns at least 5% of our common stock then outstanding. The Lead Sponsors may also assign such rights to their affiliates. Moreover, so long as General Atlantic continues to hold at least 25% of our common stock then outstanding, the Stockholders Agreement also gives General Atlantic approval rights over certain major corporate decisions such as certain acquisitions and incurrence of debt.

The Lead Sponsors and their affiliates engage in a broad spectrum of activities, including investments in the healthcare industry generally. In the ordinary course of their business activities, the Lead Sponsors and their affiliates may engage in activities where their interests conflict with our interests or those of our other stockholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Our certificate of incorporation provides that none of the Lead Sponsors, any of their affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or its affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The Lead Sponsors also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. In addition, each of the Lead Sponsors may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to holders of our common stock.

Future sales and issuances by us of our common stock could result in additional dilution to you and could cause the price of our common stock to drop significantly. Additionally, a significant portion of our total outstanding shares may be sold into the market in the future. This could also cause the market price of our common stock to drop significantly, even if our business is doing well.

As of December 31, 2022, we had 187,280,015 outstanding shares of common stock. From time to time in the future, we may issue additional shares of our common stock or securities convertible into our common stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of our common stock or securities convertible into our common stock would dilute the ownership of our existing stockholders and may cause the price of our common stock to drop significantly.

Moreover, sales of a substantial number of shares of our common stock in the public market by the existing holders thereof could occur at any time. The Lead Sponsors are entitled, under a registration rights agreement, to require us to register shares owned by them for public sale in the United States. Additionally, we have registered shares of common stock that we may issue under our equity compensation plans. Subject to the satisfaction of vesting conditions, such shares can be freely sold in the public market upon issuance. Sales by these holders, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.

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

We have no current plans to pay regular cash dividends on our common stock for the foreseeable future.

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

In addition to the Lead Sponsors’ beneficial ownership of a combined 42.2% of our common stock, our certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Among other things, these provisions:

•
provide that any amendment, alteration, rescission or repeal of our certificate of incorporation or our bylaws by our stockholders will require the affirmative vote of the holders of at least 66 2/3% in voting power of all the then- outstanding shares of our stock entitled to vote thereon, voting together as a single class;
•
allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without shareholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of stockholders;
•
provide for a classified board of directors with staggered three-year terms;
•
prohibit stockholder action by written consent from and after the date on which the Lead Sponsors beneficially own, in the aggregate, less than 40% of our common stock then outstanding; and
•
establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings, provided, however, that at any time a Lead Sponsor beneficially owns, in the aggregate, at least 40% of our common stock then outstanding, such advance notice provision will not apply to that Lead Sponsor.

Our certificate of incorporation contains a provision that provides us with protections similar to Section 203 of the DGCL, and prevents us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person (excluding the Lead Sponsors and any of their direct or indirect transferees and any group as to which such persons are a party) acquired such common stock, unless Board or stockholder approval is obtained prior to the acquisition. These provisions could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take other corporate actions they desire, including actions that they may deem advantageous, or negatively affect the trading price of our common stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.

These and other provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our Board or initiate actions that are opposed by our then-current Board, including delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for our stockholders to realize value in a corporate transaction.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. Any such volatility and disruptions, or a general sustained economic downturn, may have adverse consequences on us or the third parties on whom we rely. Increased inflation rates, for example, have previously and may in the future adversely affect us by increasing our costs, including interest rates applicable to outstanding indebtedness, labor and employee benefit costs and increasing medical expenses. Additionally, if the equity and credit markets deteriorate, including as a result of COVID-19 or due to political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. During periods of high unemployment, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. The COVID-19 pandemic has created additional budgetary pressure on governmental entities. These budget deficits at federal, state and local government entities have decreased, and may continue to decrease, spending for health and human service programs, including Medicare and similar programs, which represents the most significant revenue source for us. Any of these negative economic conditions could have a material adverse effect on our business, results of operations and financial condition.

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

As a public company, we incur legal, accounting and other expenses that we did not previously incur. We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the listing requirements of and other applicable securities rules and regulations. Compliance with these rules and regulations will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting, as discussed further below. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These additional obligations could have a material adverse effect on our business, financial condition and results of operations.

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

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. These internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

We are required by Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with this annual report on Form 10-K. If during the evaluation and testing process we identify one or more material weaknesses or significant deficiencies in our internal control over financial reporting, our management may be unable to assert that our internal control over financial reporting is effective. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

Additionally, commencing with this annual report on Form 10-K, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed.

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

Our business could be negatively impacted by environmental, social and corporate governance matters or our reporting of such matters.

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. We may be, or be perceived to be, not acting responsibly in connection with these matters, which could negatively impact us. Moreover, the SEC has recently proposed, and may continue to propose, certain mandated ESG reporting requirements, such as the SEC’s proposed rules designed to enhance and standardize climate-related disclosures, which, if finally approved, would significantly increase our compliance and reporting costs and may also result in disclosures that certain investors or other stakeholders deem to negatively impact our reputation and/or that harm our stock price. We currently do not report our environmental emissions and absent a legal requirement to do so we currently do not plan to report our environmental emissions, and lack of reporting could result in certain investors declining to invest in our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate office is located in Orange, California at 1100 W. Town and Country Rd, Suite 1600, where we lease approximately 89,000 square feet of office space under a lease that terminates in July 2024. We subleased approximately 14,000 square feet of this space to a third party for a term ending in July 2024. We also have offices located in Cary and Raleigh, North Carolina, Las Vegas and Reno, Nevada, El Paso, Texas and Tucson, Arizona. We also have small clinics located in Los Angeles, Milpitas, Modesto and Stockton, California, and Raleigh, North Carolina. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded under the symbol “ALHC” on the Nasdaq Global Select Market since our initial public offering on March 26, 2021. Prior to that time, there was no public market for our common stock. As of February 23, 2023, there were approximately 68 holders of record of our common stock.

Dividend Policy

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to potentially repay any indebtedness and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. Additionally, because we are a holding company, our ability to pay dividends on our common stock may be limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us. Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with covenants in current and future agreements governing our and our subsidiaries’ indebtedness, and will depend on our results of operations, financial condition, capital requirements and other factors that our Board may deem relevant. Our outstanding term loan restricts our ability to pay dividends. See the discussion of our term loan in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

The graph set forth below compares the cumulative total stockholder return on our common stock between March 26, 2021 (the date our common stock commenced trading on the Nasdaq Global Select Market) and December 31, 2022, with the cumulative total return of (a) the Nasdaq Healthcare Index and (b) the S&P 500, over the same period. This graph assumes the investment of $100 on March 26, 2021 in our common stock, the Nasdaq Healthcare Index, and the Nasdaq S&P 500 and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on March 26, 2021 of $17.31 per share as the initial value of our common stock and not the initial offering price to the public of $18.00 per share.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

Among Alignment Healthcare, Inc., the NASDAQ Healthcare Index and the S&P 500

	3/26/2021	6/30/2021	9/30/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022	12/31/2022
Alignment Healthcare, Inc. (ALHC)	$100.00	$135.01	$92.32	$81.22	$79.87	$81.15	$84.21	$83.64
Nasdaq Healthcare Index	100.00	109.16	105.84	98.09	86.57	72.42	71.59	80.10
S&P 500	100.00	108.52	109.15	121.18	95.40	80.04	76.13	81.87

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K. See Part I. Item 1A. Risk Factors and Cautionary Note Regarding Forward-Looking Statements. For discussion of 2020 items and year-over-year comparisons between 2021 and 2020 that are not included in this Form 10-K, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" found in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 3, 2022.

Overview

Alignment is a next generation, consumer-centric platform designed to revolutionize the healthcare experience for seniors. We deliver this experience through our Medicare Advantage plans, which are customized to meet the needs of a diverse array of seniors. Our innovative model of consumer-centric healthcare is purpose-built to provide seniors with care as it should be: high quality, low cost and accompanied by a vastly improved consumer experience. We combine a proprietary technology platform and a high-touch clinical model that enhances our members’ lifestyles and health outcomes while simultaneously controlling costs, which allows us to reinvest savings back into our platform and products to directly benefit the senior consumer. We have grown Health Plan Membership, which we define as members enrolled in our health maintenance organization ("HMO") and preferred provider organization ("PPO") contracts (the "Alignment Health Plans"), from approximately 13,000 at inception to over 98,000 as of December 31, 2022, representing a 29% compound annual growth rate across 52 markets and 6 states. We had approximately 108,300 Health Plan Members across these markets as of January 1, 2023. Our ultimate goal is to bring this differentiated, advocacy-driven healthcare experience to millions of senior consumers in the United States and to become the most trusted senior healthcare brand in the country.

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

It is this virtuous cycle, underpinned by continuous expansion and improvement in our technology platform, that has enabled us to achieve revenues of $1,434.2 million for the year ended December 31, 2022 and $1,167.8 million for the year ended December 31, 2021, representing a revenue compound annual growth rate of 35% from our founding in 2013 through the fourth quarter of 2022.

Medicare Advantage Background

Today, seniors are confronted with a healthcare landscape that is fragmented across disparate point solutions, tools and vendors, without an accessible, coordinated approach to comprehensive care delivery. Under the traditional Medicare fee-for-service ("FFS") model, seniors receive access to hospital insurance benefits (“Part A”) and outpatient services (“Part B”) directly from CMS. Original Medicare (Part A and B) does not include prescription drug coverage (“Part D”), and most seniors enrolled in original Medicare opt to obtain Part D and other protection for gaps in their coverage by purchasing costly Medicare supplement insurance plans. In contrast, Medicare Advantage plans are direct-to-consumer and provide a single point of care delivery for Part A, Part B and often Part D coverage. Medicare Advantage penetration of the Medicare market is rapidly increasing given the enhanced benefits and coverage that Medicare Advantage plans offer relative to traditional Medicare FFS. In 2022, approximately 48% of the Medicare eligible population, or approximately 28 million seniors, were enrolled in a Medicare Advantage plan. Industry projections have forecasted a continued increase in the Medicare Advantage penetration rate from approximately 48% to approximately 61% by 2031.

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

Factors Affecting Our Performance

Our proprietary technology platform, AVA, is a key element of our business with capabilities that we expect to impact our future performance. AVA enables us to personalize and manage our member relationships, care quality and experience, and to coordinate and manage risk with our provider partners. AVA’s unified platform, analytical tools and data across the healthcare ecosystem enable us to produce consistent outcomes, unit economics and support new member growth. Additionally, our historical financial performance has been, and we expect our financial performance in the future will be, driven by our ability to:

•
Capitalize on Our Existing Market Growth Opportunity: Our ability to attract and retain members to grow in our existing markets depends on our ability to offer a superior value proposition. We have proven that we can compete against, and take market share from, large established players in highly competitive markets. According to CMS data, we were one of the top three Medicare Advantage Organizations in terms of HMO net members growth in our California counties between 2016 and 2023. There are approximately 4.4 million Medicare-eligible individuals enrolled in Medicare Advantage plans in our existing 52 counties, of which our approximately 108,300 Health Plan Members represents only 2% market share. We believe that there are still significant opportunities for future growth even in our most mature markets where we have a 10-20% market share. Additionally, we are evaluating other opportunities to leverage our historical investments in our technology platform and our comprehensive clinical model across our existing and potentially new geographies. For example, in April 2021, we entered into CMS Innovation Center’s Direct Contracting program, which allows us to partner directly with physicians to help manage their Medicare FFS patient populations and participate in the upside and downside risk associated with managing the health of such patients. CMS has announced it is replacing the DCE program with the "ACO Realizing Equity, Access, and Community Health Model" or "ACO REACH" model, which became effective January 1, 2023. As of January 1, 2023, we had approximately 7,900 ACO REACH seniors in our arrangement with our clinician partners.
•
Drive Growth and Consistent Outcomes Through New Market Expansion: We enter new markets with the goal of building brand awareness across our key stakeholders to achieve meaningful market share over time. We intend to focus on markets with significant senior populations where we expect to be able to replicate our model most effectively. Our existing markets also feature a diverse array of membership profiles across ethnicities, income levels and acuity. In 2022 and 2023, we expanded into 16 and 14 new markets, respectively, across our four existing states and two new states, Florida and Texas.
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

Key Business Metrics

In addition to our financial information in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

	Year Ended December 31,
(dollars in '000's, except percentages)	2022	2021	% Change
Health plan membership (at period end)	98,400	86,100	14.3%
Medical benefits ratio	86.5%	87.6%	-1.1%
Revenues	$1,434,159	$1,167,773	22.8%
Loss from Operations	$(128,639)	$(178,072)	NM(2)
Net loss	$(149,639)	$(195,286)	NM(2)
Adjusted EBITDA(1)	$(26,715)	$(33,116)	NM(2)
Adjusted gross profit (1)	$193,621	$144,370	34.1%

(1) See "Adjusted EBITDA" and "Adjusted Gross Profit" below for reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

(2) Not meaningful

Health Plan Membership

We define Health Plan Membership as the number of members enrolled in the Alignment Health Plans as of the end of a reporting period. We believe this is an important metric to assess growth of our underlying business, which is indicative of our ability to consistently offer a superior value proposition to seniors. This metric excludes third party payor members with respect to which we are at-risk for managing their healthcare expenditures, which represented 500 members and 600 members as of December 31, 2022 and December 31, 2021, respectively. It also excludes the approximately 5,000 traditional Medicare seniors for which we are at-risk for managing their healthcare expenditures through our contracts with CMS under the DCE program as of December 31, 2022.

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

Adjusted gross profit is reconciled as follows:

	Year Ended December 31,
	2022	2021
(dollars in thousands)
Loss from operations	$(128,639)	$(178,072)
Add back:
Equity-based compensation (medical expenses)	9,128	15,418
Depreciation (medical expenses)	213	220
Depreciation and amortization	17,273	15,813
Selling, general, and administrative expenses	295,646	290,991
Total add back	322,260	322,442
Adjusted gross profit	$193,621	$144,370
Adjusted gross profit %	13.5%	12.4%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net loss before interest expense, income taxes, depreciation and amortization expense, reorganization and transaction-related expenses, equity-based compensation expense, loss on sublease and loss on extinguishment of debt. For the year ended December 31, 2022, we have revised our definition of Adjusted EBITDA to exclude loss on sublease and loss on extinguishment of debt, which changes had no impact on adjusted EBITDA in the prior year period. Adjusted EBITDA is a key measure used by our management and our Board to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operating plans. In particular, we believe that the exclusion of the amounts eliminated in calculating adjusted EBITDA provides useful measures for period-to-period comparisons of our business. Given our intent to continue to invest in our platform and the scalability of our business in the short to medium-term, we believe adjusted EBITDA over the long term will be an important indicator of value creation.

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

Adjusted EBITDA is reconciled as follows:

	Year Ended December 31,
	2022	2021
(dollars in thousands)
Net loss	$(149,639)	$(195,286)
Less: Net loss attributable to noncontrolling interest	92	—
Add back:
Interest expense	18,289	17,443
Depreciation and amortization	17,486	16,033
Income taxes	339	-
EBITDA	(113,433)	(161,810)
Equity-based compensation(1)	81,718	121,999
Reorganization and transaction-related expenses(2)	579	4,585
Acquisition expenses(3)	1,614	2,110
Loss on sublease and disposal of assets(4)	611	—
Loss on extinguishment of debt	2,196	—
Adjusted EBITDA	$(26,715)	$(33,116)

(1) 2022 represents equity-based compensation related to grants made in the current year, as well as equity-based compensation related to the timing of the IPO, which includes previously issued stock appreciation rights ("SARs") liability awards, modifications related to transaction vesting units, and grants made in conjunction with the IPO. 2021 represents equity-based compensation related to the timing of the IPO as previously discussed. Equity-based compensation expense for the year ended December 31, 2021 includes $11.4 million related to the cash settlement of SARs.

(2) Represents legal, professional, accounting and other advisory fees related to the Reorganization, IPO, and secondary offerings that are considered non-recurring and non-capitalizable.

(3) Represents acquisition-related fees, such as legal and advisory fees, that are non-capitalizable.

(4) Represents loss related to right of use ("ROU") assets that were subleased in the second quarter of 2022 and loss related to disposal of assets.

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

Our recognized premium revenue for the Alignment Health Plans is subject to a minimum annual medical loss ratio (“MLR”) of 85%. The MLR represents medical costs as a percentage of premium revenue. The Code of Federal Regulations defines what specifically constitutes medical expenses and premium revenue for the MLR test, and if the minimum MLR is not met, we are required to remit a portion of the premiums back to the federal government. The amount remitted, if any, is recognized as an adjustment to premium revenues in the consolidated statement of operations. The amounts payable under this provision were immaterial at December 31, 2022 and December 31, 2021.

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

Our capitation revenue consists primarily of capitated fees for medical care services provided by us under arrangements with our third-party payors and from CMS related to our Direct Contracting Entity ("DCE"). Under those arrangements, we receive a PMPM payment for a defined member population, and we are responsible to provide health care services to the member population over the contract period. We are solely responsible for the cost of health care services related to the member population and in some cases, providing supplemental benefits provided by us to the members. We act as a principal in arranging for and controlling the services provided by our provider network and we are at risk for arranging and providing health care services. Capitation revenue is recognized in the month that members are entitled to receive health care services and capitation revenue collected in advance is deferred. We report this capitation revenue as part of earned premiums. CMS has announced it is replacing the DCE program with the “ACO Realizing Equity, Access, and Community Health Model” or “ACO REACH” model, which became effective January 1, 2023.

Expenses

Medical Expenses. Medical expenses include claim payments, capitation payments, pharmacy costs net of rebates, allocations of certain centralized expenses, supplemental benefits, internal care delivery expenses and various other costs incurred to provide health insurance coverage to members, as well as estimates of future payments to hospitals and others for medical care previously provided to our members.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of (i) personnel expenses including salaries, bonuses, equity-based compensation expense and benefits for non-clinical employees; (ii) all corporate technology, occupancy costs and allocated overhead costs; (iii) professional and outside services, including external vendors and professional services; (iv) costs associated with administering our contracts with CMS, including claims adjudication, member and concierge services, provider engagement, and other health plan functions; and (v) central and community-based advertising costs to generate greater awareness, engagement and retention among our current and prospective members, as well as the infrastructure required to support all of our marketing efforts and ongoing commission payments. These expenses also include certain growth expenditures, including business development and various new market expansion activities. Our investments in our sales, marketing and other growth activities are an important component of our selling, general and administrative expenses in a typical year given our desire to continue to grow on an accelerated trajectory. We anticipate continuing to invest heavily in our growth efforts in the near future, which we believe will be an important driver of long-term value creation. We expect selling, general and administrative expenses to increase in absolute dollars as we incur costs associated with being a public company and growing our business.

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

Other (Income) Expenses. Other (income) expenses consist primarily of gains or losses on the disposition of assets.

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Years Ended December 31,
	2022	2021
(dollars in thousands)
Revenues:
Earned premiums	$1,431,550	$1,167,085
Other	2,609	688
Total revenues	1,434,159	1,167,773
Expenses:
Medical expenses	1,249,879	1,039,041
Selling, general, and administrative expenses	295,646	290,991
Depreciation and amortization	17,273	15,813
Total expenses	1,562,798	1,345,845
Loss from operations	(128,639)	(178,072)
Other expenses:
Interest expense	18,289	17,443
Other expenses (income)	176	(229)
Loss on extinguishment of debt	2,196	—
Total other expenses	20,661	17,214
Loss before income taxes	(149,300)	(195,286)
Provision for income taxes	339	—
Net loss	$(149,639)	$(195,286)
Less: Net loss attributable to noncontrolling interest	92	—
Net loss attributable to Alignment Healthcare, Inc.	$(149,547)	$(195,286)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Years Ended December 31,
	2022	2021
(% of revenue)
Revenues:
Earned premiums	100%	100%
Other	—	—
Total revenues	100	100
Expenses:
Medical expenses	87	89
Selling, general and administrative expenses	21	25
Depreciation and amortization	1	1
Total expenses	109	115
Loss from operations	(9)	(15)
Other expenses:
Interest expense	1	2
Other expenses (income)	—	—
Loss on extinguishment of debt	—	—
Total other expenses	1	2
Loss before income taxes	(10)	(17)
Provision for income taxes	—	—
Net loss	(10)%	(17)%
Less: Net loss attributable to noncontrolling interest	—	—
Net loss attributable to Alignment Healthcare, Inc.	(10)%	(17)%

Revenues

	Year Ended December 31,		Change
	2022	2021	$	%
(dollars in thousands)
Revenues:
Earned premiums	$1,431,550	$1,167,085	$264,465	22.7%
Other	2,609	688	1,921	279.2%
Total revenues	$1,434,159	$1,167,773	$266,386	22.8%

Revenues. Revenues were $1,434.2 million and $1,167.8 million for the years ended December 31, 2022 and 2021, respectively, an increase of $266.4 million or 22.8%. The increase was driven by a combination of growth in our Health Plan Membership and higher revenue PMPM in 2022 as compared to 2021. Health Plan Membership increased 14.3% between December 31, 2022 and December 31, 2021. The increase in revenue PMPM is primarily attributable to an increase in the CMS benchmark rates.

Expenses

	Year Ended December 31,		Change
	2022	2021	$	%
(dollars in thousands)
Expenses:
Medical expenses	$1,249,879	$1,039,041	$210,838	20.3%
Selling, general and administrative expenses	295,646	290,991	4,655	1.6%
Depreciation and amortization	17,273	15,813	1,460	9.2%
Total expenses	$1,562,798	$1,345,845	$216,953	16.1%

Medical Expenses. Medical expenses were $1,249.9 million and $1,039.0 million for the years ended December 31, 2022 and 2021, respectively, an increase of $210.9 million, or 20.3%. The increase was driven primarily by the growth in Alignment Health Plan membership. Overall, medical expenses for the year December 31, 2022 grew at a lower rate than the total revenue growth rate compared to the year ended December 31, 2021 primarily due to the impact of COVID-19 on utilization in 2021. For the three months ended March 31, 2021, we experienced an increase in inpatient admissions due to COVID-related hospitalizations. However, for the remainder of fiscal year 2021 and fiscal year 2022, we saw a decline in COVID-related inpatient utilization (compared to the first quarter of 2021) as vaccination rates improved across our senior population and the milder variants became dominant. The ultimate impact of COVID-19 to us and our financial condition is presently unknown and we continue to monitor the impact of COVID-19 on our claims reserve estimate.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $295.7 million and $291.0 million for the years ended December 31, 2022 and 2021, respectively, an increase of $4.7 million, or 1.6%, due to headcount increases to support membership growth, recurring commission payments, ongoing expenditures in sales and marketing, investments in new market entries, and other general investments to support Alignment's long-term growth. This increase was offset by a decrease in equity-based compensation. Excluding equity-based compensation, for the year ended December 31, 2022, our selling, general and administrative expenses increased 21.0% from the year ended December 31, 2021.

Depreciation and Amortization. Depreciation and amortization expense was $17.3 million and $15.8 million for the years ended December 31, 2022 and 2021, respectively, an increase of $1.5 million, or 9.5%. The increase was primarily due to the amount of our capital expenditures and the associated depreciation relative to 2021.

Other Expenses

Interest expense. Interest expense was $18.3 million and $17.4 million for the years ended December 31, 2022 and 2021, respectively, an increase of $0.9 million or 5.1%. The increase in interest expense was primarily due to a higher principal balance caused by the payment-in-kind interest under our previous CRG loan agreement (described below), as well as interest expense and amortization of deferred debt issuance costs related to the Oxford loan agreement (described below).

Other (income) expenses. Other (income) expenses were $0.2 million and $(0.2) million for the years ended December 31, 2022 and 2021, respectively, an increase of $0.4 million. The increase in expense was primarily due to a loss recorded on ROU assets that were subleased.

Loss on extinguishment of debt. During the year ended December 31, 2022 we recorded a $2.2 million loss on extinguishment of debt due to the write-off of debt issuance costs related to our debt refinance discussed below. There was no such loss recorded in 2021.

Liquidity and Capital Resources

General

To date, we have financed our operations principally through our IPO, private placements of our equity securities, revenues, and certain term loans (described below). As of December 31, 2022, we had $409.5 million in cash.

We operate as a holding company in a highly regulated industry. Alignment Healthcare, Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash at the parent company was $245.9 million at December 31, 2022.

We may incur operating losses in the future due to the investments we intend to continue to make in expanding our operations and sales and marketing, in further developing our technology and due to the general and administrative costs we expect to incur in connection with continuing to operate as a public company. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

We believe that our liquid assets will be sufficient to fund our operating and organic capital needs for at least the next 12 months. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending to expand our presence in existing markets, expand into new markets, increase our sales and marketing activities and develop our technology. Additionally, in the future we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights, which may also substantially increase our capital needs.

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

The CRG Term Loan bore interest at a rate of 10.25% payable on a quarterly basis. We had the option to pay a portion of the interest in cash with the remaining portion of the interest added to the principal balance as a payment-in-kind. The payment-in-kind was also subject to a commitment fee of 5%. The cash and payment-in-kind interest rates were 7.75% and 2.50%, respectively, through April 2019, and then converted to 7.50% and 2.75%, respectively. In 2022 and 2021, we utilized our option to pay the quarterly interest payments in both cash and payment-in-kind. The amount was included in the long-term debt balance. In connection with the new credit facility with Oxford Finance, as noted below, we repaid all amounts outstanding under the term loan with CRG on September 2, 2022.

Oxford Term Loan

On September 2, 2022 (the “Effective Date”), we, Alignment Healthcare USA, LLC, an indirect subsidiary of the Company (the “Borrower”), and certain of our other subsidiaries (together with the Company and the Borrower, the “Borrower Parties”) entered into a term loan agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC (“Oxford”), as administrative agent, collateral agent and a lender, and the other lenders from time to time party thereto (collectively, the “Lenders”), pursuant to which the Lenders have agreed to lend the Borrower an aggregate principal amount of up to $250.0 million in a series of term loans (the “Term Loans”). Pursuant to the Oxford Loan Agreement, the Borrower received an initial Term Loan of $165.0 million on the Effective Date (the “Initial Term Loan”) and may borrow up to an additional $85.0 million of Term Loans at its option (such additional Term Loans, the “Delayed Draw Term Loans”). Interest on the Term Loans is a variable rate equal to (i) the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a floor of 1.00%, plus (ii) an applicable margin of 6.50%. All unpaid principal and accrued and unpaid interest with respect to each Term Loan is due and payable in full on September 1, 2027. The interest rate applied during the month ended September 30, 2022 through the month ended December 31, 2022 ranged from 9.02% to 10.63%.

The term loan was subject to a commitment fee of $1.7 million and an origination fee of $1.7 million. The Delayed Draw Term Loans are subject to a commitment fee of $0.9 million. We incurred additional debt issuance costs of $1.1 million related to attorney fees and other third-party costs. The commitment and origination fees are included within debt issuance costs and were deferred and will be amortized to interest expense over the debt term using the straight line method, which is materially consistent with the effective interest method. The debt issuance costs related to the term loan are presented in the consolidated balance sheet as a direct deduction from the carrying value of the term loan. The debt issuance costs related to the delayed draw term loan are presented in the consolidated balance sheet as other assets.

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

The Oxford Loan Agreement includes financial covenants that require the Borrower Parties to (i) maintain minimum liquidity, as defined in the Loan Agreement, of $23.0 million and (ii) satisfy a maximum permitted ratio of debt to trailing twelve-month revenue, as set forth in the Loan Agreement. As of December 31, 2022, we were in compliance with the financial covenants.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Year Ended December 31,
(dollars in thousands)	2022	2021
Net cash used in operating activities	$(45,427)	$(78,776)
Net cash used in investing activities	(28,217)	(20,815)
Net cash provided by financing activities	16,593	360,130
Net change in cash	(57,051)	260,539
Cash and restricted cash at beginning of period	468,350	207,811
Cash and restricted cash at end of period	$411,299	$468,350

Operating Activities

For the year ended December 31, 2022, net cash used in operating activities was $45.4 million, a decrease of $33.4 million compared to net cash used in operating activities of $78.8 million for the year ended December 31, 2021. The decrease is mainly attributable to the decrease in net loss for the year ended December 31, 2022 as compared to the year ended December 31, 2021, as well as an improvement in our working capital accounts. This decrease was offset by an increase in cash paid for payment-in-kind interest of $14.1 million due to the payoff of the CRG Term Loan. The decrease in net loss was mainly attributable to revenue growth exceeding the increase in medical expenses and selling, general and administrative expenses, as discussed above.

Investing Activities

For the year ended December 31, 2022, net cash used in investing activities was $28.2 million, an increase of $7.4 million compared to net cash used in investing activities of $20.8 million for the year ended December 31, 2021. The increase primarily relates to incremental capital expenditures related to information technology and infrastructure projects, as well as an increase in cash paid for acquisitions.

Financing Activities

For the year ended December 31, 2022, net cash provided by financing activities was $16.6 million, a decrease of $343.5 million compared to net cash provided by financing activities of $360.1 million for the year ended December 31, 2021. The decrease primarily relates to proceeds from the IPO in the first quarter of 2021, partially offset by net cash received in connection with our refinancing of the CRG Term Loan with the Oxford Term Loans. $14.1 million of cash paid for the repayment of long-term debt relates to payment-in-kind interest and is included in operating activities.

Material cash requirements from known contractual and other obligations

Our principal commitments consist of repayments of long-term debt, operating leases and certain purchase obligations. The following table summarizes our contractual and other obligations as of December 31, 2022:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(dollars in thousands)	(in thousands)
Long term debt obligations(1)	$165,000	$—	$1,650	$163,350	$—
Operating lease obligations	7,629	4,051	3,285	293	—
Purchase obligations(2)	12,216	7,452	4,764	—	—
Other obligations	271	151	120	—
Total	$185,115	$11,653	$9,819	$163,643	$—

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP and include the accounts of our wholly-owned subsidiaries and three variable interest entities (“VIEs”) in California and North Carolina that meet the consolidation requirements for accounting purposes. All intercompany transactions have been eliminated in consolidation. Noncontrolling interest is presented within the equity section of our consolidated balance sheets.

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

The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical expenses payable estimates for those periods as of December 31, 2022:

Completion Factors	Increase (Decrease) In Medical Expenses Payable
(Decrease) Increase in Factors
(in thousands)
(3)%	$11,859
(2)	7,906
(1)	3,953
1	(3,953)
2	(7,906)
3	(11,859)

Medical Cost Per Member Per Month Trend Factors. Medical cost PMPM trend factors are significant factors we use in developing our medical expenses payable estimates for the most recent three months. Medical cost trend factors are developed through a comprehensive analysis of claims incurred in prior months, provider contracting and expected unit costs, benefit design and a review of a broad set of health care utilization indicators. These factors include but are not limited to pharmacy utilization trends and inpatient hospital authorization data. A large number of factors can cause the medical cost trend to vary from our estimates, including: our ability and practices to manage medical and pharmaceutical costs, changes in level and mix of services utilized; mix of benefits offered, including the impact of co-pays and deductibles; changes in medical practices; and catastrophes, epidemics and pandemics, such as COVID-19.

The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical expenses payable estimates for the most recent two months as of December 31, 2022:

Medical Cost PMPM Quarterly Trend	Increase (Decrease) In Medical Expenses Payable
Increase (Decrease) in Factors
(in thousands)
3%	$3,126
2	2,084
1	1,042
(1)	(1,042)
(2)	(2,084)
(3)	(3,126)

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

We believe that medical expenses payable is adequate to cover future claims payments required. However, such estimates are based on knowledge of current events and anticipated future events. Therefore, the actual liability could differ materially from the amounts provided. The following tables provide information about incurred and paid claims development as of December 31, 2022:

	Cumulative Incurred Claims, net of reinsurance for the Years Ended December 31,
Claims Incurred Year	2020	2021	2022
2020	$281,965	$276,074	$275,220
2021		327,085	312,537
2022			400,939
Total			$988,696

	Cumulative Claims paid, net of reinsurance for the Years Ended December 31,			Cumulative Number of Paid Claims
Claims Incurred Year	2020	2021	2022
2020	$207,130	$274,979	$274,826	342,754
2021		251,629	310,392	276,897
2022			315,187	325,776
Total			$900,405

Substantially all of the claims incurred but not paid balance as of December 31, 2022 relate to the current year.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of

Alignment Healthcare, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alignment Healthcare, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes listed in the accompanying Index (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Medical expenses payable – Incurred but not paid claims - Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

Medical expenses payable includes estimates of obligations for medical care services that have been rendered on behalf of members and the members of the contracted third-party payors, but for which claims have either not yet been received or processed. These estimates are referred to as incurred but not yet paid (IBNP) claim liabilities of $88.8 million as of December 31, 2022, and includes an estimate for claims incurred but not reported (IBNR). The Company develops estimates for IBNR claim liability by using actuarial methods that requires management judgment in developing its estimates. These actuarial methods consider factors such as historical data for payment patterns, and assumptions of cost trends related to the medical cost per member per month which may be impacted by seasonality and utilization of health care services and completion factors that assume time from date of service to claim receipt.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to IBNR claim liability included the following, among others:

•
We tested the effectiveness of controls over the Company’s actuarial process for estimating the IBNR claim liability.
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
o
Performed a retrospective review comparing management’s prior year estimate of IBNR claim liability to claims processed in 2022 with dates of service in 2021 or prior.
o
Developed an independent estimate of the IBNR claim liability and compared our estimate to management’s estimate. Our independent estimate included development of per member per month claims cost trends and completion factors using management’s data, and comparison of these assumptions to current and historical claims trends and current industry benchmarks.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 28, 2023

We have served as the Company’s auditor since 2019.

Alignment Healthcare, Inc.

Consolidated Balance Sheets

(amounts in thousands, except par value and share amounts)

	December 31, 2022	December 31, 2021
Assets
Current Assets:
Cash	$409,549	$466,600
Accounts receivable (less allowance for credit losses of $0 at December 31, 2022 and $111 at December 31, 2021, respectively)	92,890	58,512
Prepaid expenses and other current assets	42,107	27,747
Total current assets	544,546	552,859
Property and equipment, net	37,169	30,358
Right of use asset, net	5,825	7,853
Goodwill and intangible assets, net	40,288	35,116
Other assets	6,035	4,709
Total assets	$633,863	$630,895
Liabilities and Stockholders' Equity
Current Liabilities:
Medical expenses payable	$170,135	$125,886
Accounts payable and accrued expenses	32,288	17,431
Accrued compensation	27,538	23,928
Total current liabilities	229,961	167,245
Long-term debt, net of debt issuance costs	160,902	150,620
Long-term portion of lease liabilities	3,698	6,975
Total liabilities	394,561	324,840
Commitments and Contingencies (Note 14)
Stockholders' Equity:
Preferred stock, $.001 par value; 100,000,000 and 100,000,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively; no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $.001 par value; 1,000,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 187,280,015 and 187,193,613 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	187	187
Additional paid-in capital	970,180	888,547
Accumulated deficit	(732,241)	(582,694)
Total Alignment Healthcare, Inc. stockholders' equity	238,126	306,040
Noncontrolling interest	1,176	15
Total stockholders' equity	239,302	306,055
Total liabilities and stockholders' equity	$633,863	$630,895

See accompanying notes to consolidated financial statements.

Alignment Healthcare, Inc.

Consolidated Statements of Operations

(amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Earned premiums	$1,431,550	$1,167,085	$955,393
Other	2,609	688	3,829
Total revenues	1,434,159	1,167,773	959,222
Expenses:
Medical expenses	1,249,879	1,039,041	792,992
Selling, general, and administrative expenses	295,646	290,991	156,398
Depreciation and amortization	17,273	15,813	15,095
Total expenses	1,562,798	1,345,845	964,485
Loss from operations	(128,639)	(178,072)	(5,263)
Other expenses:
Interest expense	18,289	17,443	16,931
Other expenses (income)	176	(229)	732
Loss on extinguishment of debt	2,196	—	—
Total other expenses	20,661	17,214	17,663
Loss before income taxes	(149,300)	(195,286)	(22,926)
Provision for income taxes	339	—	—
Net loss	$(149,639)	$(195,286)	$(22,926)
Less: Net loss attributable to noncontrolling interest	92	—	—
Net loss attributable to Alignment Healthcare, Inc.	$(149,547)	$(195,286)	$(22,926)
Total weighted-average common shares outstanding - basic and diluted	181,212,757	171,956,849	152,132,299
Net loss per share attributable to Alignment Healthcare, Inc. - basic and diluted	$(0.83)	$(1.14)	$(0.15)

(1) The weighted-average shares used in computing net loss per share, basic and diluted, for the year ended December 31, 2020, was retroactively adjusted as a result of the Reorganization. See Note 1 to the consolidated financial statements for additional details.

See accompanying notes to consolidated financial statements.

Alignment Healthcare, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

(amounts in thousands, except par value and share amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2019(1)	147,157,801	$147	$285,624	$(364,482)	$—	$(78,711)
Net loss attributable to Alignment Healthcare, Inc.	—	—	—	(22,926)	—	(22,926)
Issuance of common stock at $7.99 per share, net of issuance costs of $3,371	16,905,986	17	131,612	—	—	131,629
Equity-based compensation	—	—	2,124	—	—	2,124
Equity repurchase	—	—	(1,505)	—	—	(1,505)
Balance at December 31, 2020(1)	164,063,787	$164	$417,855	$(387,408)	$—	$30,611
Net loss attributable to Alignment Healthcare, Inc.	—	—	—	(195,286)	—	(195,286)
Noncontrolling interest attributable to subsidiary	—	—	—	—	15	15
Issuance of common stock upon initial public offering at $18.00 per share, net of issuance costs of $29,011	21,700,000	22	361,567	—	—	361,589
Issuance of common stock third-party business partners	573,782	1	6,479	—	—	6,480
Issuance of common stock to stock appreciation rights holders	936,213	1	11,509	—	—	11,510
Forfeitures	(80,169)	(1)	—			(1)
Equity-based compensation	—	—	92,611	—	—	92,611
Equity repurchase	—	—	(1,474)	—	—	(1,474)
Balance at December 31, 2021	187,193,613	$187	$888,547	$(582,694)	$15	$306,055
Net loss	—	—	—	(149,547)	(92)	(149,639)
Issuance of common stock upon vesting of restricted stock units	456,509	—	—	—	—	—
Forfeitures	(370,107)	—	—	—	—	—
Equity-based compensation	—	—	81,718	—	—	81,718
Noncontrolling interest attributable to subsidiary	—	—	(85)	—	1,253	1,168
Balance at December 31, 2022	187,280,015	$187	$970,180	$(732,241)	$1,176	$239,302
(1) The consolidated balances were derived from the audited consolidated financial statements as of December 31, 2020 and December 31, 2019, and were retroactively adjusted, including shares and per share amounts, as a result of the Reorganization. See Note 1 to the consolidated financial statements for additional details.

See accompanying notes to consolidated financial statements.

Alignment Healthcare, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating Activities:
Net loss	$(149,639)	$(195,286)	$(22,926)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for credit loss	150	111	118
Loss on sublease	510	—	—
Depreciation and amortization	17,486	16,033	15,461
Amortization-debt issuance costs and investment discount	1,850	2,254	2,192
Amortization of payment-in-kind interest	2,943	4,197	4,015
Loss on disposal of property and equipment	101	—	1,006
Equity-based compensation and common stock payments	81,718	110,600	2,124
Non-cash lease expense	2,811	2,731	2,317
Loss on extinguishment of debt	2,196	—	—
Changes in operating assets and liabilities:
Accounts receivable	(34,377)	(17,608)	(4,627)
Prepaid expenses and other current assets	(14,356)	(10,340)	(11,990)
Other assets	(86)	644	2,779
Medical expenses payable	44,250	12,512	6,460
Accounts payable and accrued expenses	13,743	437	645
Accrued compensation	3,609	(1,244)	12,651
Lease liabilities	(4,214)	(3,817)	1,277
Payment-in-kind interest	(14,122)	—	—
Noncurrent liabilities	—	—	(3,941)
Net cash (used in) provided by operating activities	(45,427)	(78,776)	7,561
Investing Activities:
Purchase of business, net of cash received	(4,043)	—	—
Asset acquisition, net of cash received	—	(1,405)	—
Purchase of investments	(2,825)	(2,475)	(1,575)
Sale of investments	2,425	1,425	825
Acquisition of property and equipment	(23,774)	(18,360)	(15,708)
Proceeds from the sale of property and equipment	—	—	100
Net cash used in investing activities	(28,217)	(20,815)	(16,358)
Financing Activities:
Repurchase of noncontrolling interest	(100)	—	—
Contributions from noncontrolling interest holders	68	15	—
Equity repurchase	—	(1,474)	(1,505)
Issuance of long-term debt	165,000	—	—
Debt issuance costs	(5,196)	—	—
Repayment of long-term debt	(143,179)	—	—
Issuance of common stock	—	390,600	135,000
Common stock issuance costs	—	(29,011)	(3,371)
Net cash provided by financing activities	16,593	360,130	130,124
Net (decrease) increase in cash	(57,051)	260,539	121,327
Cash and restricted cash at beginning of period	468,350	207,811	86,484
Cash and restricted cash at end of period	$411,299	$468,350	$207,811
Supplemental disclosure of cash flow information:
Cash paid for interest	$22,447	$10,992	$10,720
Supplemental non-cash investing and financing activities:
Acquisition of property in accounts payable	$47	$347	$106
Purchase of business in accounts payable	$505	$—	$—

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the total above:

	December 31, 2022	December 31, 2021	December 31, 2020
Cash	$409,549	$466,600	$207,311
Restricted cash in other assets	1,750	1,750	500
Total	$411,299	$468,350	$207,811

See accompanying notes to consolidated financial statements.

Alignment Healthcare, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share amounts)

1. Organization

Alignment Healthcare, Inc. (collectively, “we” or “us” or “our” or the “Company”), is a next generation, consumer-centric health care platform that is purpose-built to provide seniors with high quality, affordable care with a vastly improved consumer experience. Enabled by our innovative technology and care delivery model, the Company focuses on improving outcomes in the Medicare Advantage sector. The Company’s operations primarily consist of Medicare Advantage Plans in the states of California, North Carolina, Nevada, Arizona, Florida and Texas.

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

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2021 we determined that $7,837 reflected in the accumulated deficit beginning balance as of January 1, 2019 should have been reflected as additional paid-in capital. As such, the balances at December 31, 2019 in the Consolidated Statement of Stockholders' Equity were corrected resulting in an increase in accumulated deficit and additional paid-in capital for the corresponding amount. Management has concluded that the correction is not material to the previously issued consolidated financial statements.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability

Level 3 - Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date

The fair value of cash and restricted cash was determined based on Level 1 inputs. The fair value of U.S. Treasury bills and certificate of deposits, which were included in other assets in the consolidated balance sheets, was determined based on Level 2 inputs. There were no assets or liabilities measured at fair value using Level 3 inputs as of December 31, 2022 and December 31, 2021. Our long-term debt was reported at carrying value.

Revenue and Accounts Receivable

Earned premium revenue consisting of premium revenue and capitation revenue for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
Premium	$1,372,334	$1,120,864	$873,058
Capitation	59,216	46,221	82,335
	$1,431,550	$1,167,085	$955,393

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

On April 1, 2021, we began participating in the CMS Innovation’s Direct Contracting Model. CMS serves as the claim adjudicator for institutional and specialists care, and directly pays for such fee for service claims. The DCE is responsible for the cost of health care services related to the patient population attributed to the DCE by participating in 100% savings/losses via the risk share model and in some cases, are financially responsible for the supplemental benefits provided to the patients. The DCE acts as a principal in arranging for and controlling services provided directly by its contracts with primary care physicians, as well as services provided by preferred institutional care providers and specialists. Capitation payments for the DCE program are determined from an annual benchmark established by CMS. These payments, which are adjusted for variable considerations, represent revenue for providing health care service, including primary care as well as institutional and specialist care. The DCE recognizes capitation revenue for providing these services in the period in which the performance obligations are satisfied by transferring services to the members. Revenue recognized by the DCE for the years ended December 31, 2022 and December 31, 2021 was $50,946 and $37,737, respectively. CMS has announced it is replacing the DCE program with the “ACO Realizing Equity, Access, and Community Health Model” or “ACO REACH” model, which became effective January 1, 2023.

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

Throughout the year, we estimate risk adjustment payments based upon the diagnosis data submitted and expected to be submitted to CMS. Those estimated risk adjustment payments are recorded as an adjustment to premium and capitation revenue. Our risk adjustment data is also subject to review by the government, including audit by regulators. Estimated receivables related to risk adjustment payments are recorded as government receivables reported within accounts receivable on the consolidated balance sheet. We also estimate capitation payable reported within medical expense payable on the consolidated balance sheet, related to additional estimated premiums which increase capitation payments to certain providers.

Our recognized premium revenue for our Medicare Advantage Plans in California, North Carolina, Nevada, and Arizona are each subject to a minimum annual medical loss ratio (“MLR”) of 85%. The MLR represents medical costs as a percentage of premium revenue. The Code of Federal Regulations defines what constitutes medical costs and premium revenue, including certain additional expenses related to improving the quality of care provided, and the exclusion of certain taxes and fees, in each case as permitted or required by CMS and applicable regulatory requirements. If the minimum MLR is not met, we are required to remit a portion of the premiums back to the federal government. The amount remitted, if any, is recognized as an adjustment to premium revenues in the consolidated statements of operations. The amounts payable under this provision were immaterial at December 31, 2022 and December 31, 2021.

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

As of December 31, 2022 and 2021, cash equivalents were $50 and $50, respectively.

Restricted and Other Long-Term Assets

Restricted assets are composed of restricted cash and investments in US Treasury bills and certificate of deposits. The Company intends to hold its investments until maturity; therefore, these investments are stated at amortized cost. Premiums and discounts, if any, are amortized or accreted as interest expense or income over the life of the related asset using the effective interest method. As of December 31, 2022 and 2021, all investments had maturities with less than 12 months.

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

These Subsidies received in excess of, or less than, actual subsidized benefits paid are refundable to or recoverable from CMS through an annual reconciliation process following the end of the contract year. The amounts refundable to or recoverable from CMS, including risk corridor as discussed above, were recorded in the following accounts within the consolidated balance sheets:

	December 31, 2022		December 31, 2021
	Risk Corridor	CMS Subsidies	Risk Corridor	CMS Subsidies
Current assets:
Accounts receivable	$339	$—	$113	$—
Prepaid expenses and other current assets	—	18,959	—	16,323
Current liabilities:
Medical expenses payable	$3,990	$8,490	$1,465	$2,669

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

We record risk-sharing receivables and payables on a gross basis on the consolidated balance sheet. Throughout the year, we evaluate expected losses on risk-sharing receivables and record the resulting expected losses to the reserve. We systematically build and release reserves based on adequacy and its assessment of expected losses on a monthly basis. Credit loss associated with risk share deficit receivables are recorded within medical expense in the consolidated statements of operations. As of December 31, 2022 and December 31, 2021, we recorded a valuation allowance for all of the risk-sharing receivable balance due to collection risk related to the balance. The risk-sharing payable is included within medical expenses payable on the consolidated balance sheet.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits and restricted investments with financial institutions. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits. At December 31, 2022 and December 31, 2021, there was $408,047 and $465,824, respectively, in excess of FDIC-insured limits.

Industry Tax

Section 9010 of the Patient Protection and Affordable Care Act imposes an annual, nondeductible insurance industry tax (“Industry Tax”), which is levied proportionately across the insurance industry for risk-based products. The Industry Tax was estimated based on a ratio of our net premiums written compared to the US Health insurance total net premiums. The Industry Tax was $0 and $12,286 for the years ended December 31, 2021, and 2020, respectively, and was reported as selling, general and administrative expenses. The Industry Tax has been repealed for calendar years beginning after December 31, 2020.

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

Advertising Expenses

The Company expenses the costs of advertising as incurred. Advertising expenses were $7,958, $3,581, and $1,505, for the years ended December 31, 2022, 2021, and 2020, respectively, and were reported as selling, general and administrative expenses.

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

Noncontrolling interest

Noncontrolling interest represents the portion of equity ownership in a subsidiary that is not attributable to Alignment Healthcare, Inc. The noncontrolling interest in a subsidiary was initially recognized at estimated fair value on April 1, 2021 and is presented within total equity in the Company's consolidated balance sheets. There was no net loss attributable to this noncontrolling interest for the years ended December 31, 2022 and

December 31, 2021 as the Company was responsible for 100% of the net loss of that subsidiary. During the three months ended June 30, 2022, the Company purchased the noncontrolling interest and owns 100% of that subsidiary as of December 31, 2022.

In October 2022, the Company acquired a subsidiary and recorded a noncontrolling interest for the portion of equity ownership not attributable to Alignment Healthcare, Inc. The noncontrolling interest in the subsidiary was initially recognized at estimated fair value on October 1, 2022 and is presented within total equity in the Company's consolidated balance sheet. The net loss attributable to this noncontrolling interest was $92 for the year ended December 31, 2022.

Net Loss per Share

Net loss per share is calculated based on net loss attributable to Alignment Healthcare, Inc.'s shareholders. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(149,639)	$(195,286)	$(22,926)
Less: Net loss attributable to noncontrolling interests	92	-	-
Net loss attributable to Alignment Healthcare, Inc.	$(149,547)	$(195,286)	$(22,926)
Denominator:
Total weighted-average common shares outstanding - basic and diluted	187,227,877	181,917,964	161,323,531
Less: Restricted shares of common stock	6,015,120	9,961,115	9,191,232
Total weighted-average common shares outstanding, net of restricted shares of common stock - basic and diluted	181,212,757	171,956,849	152,132,299
Net loss per share:
Net loss per share attributable to Alignment Healthcare, Inc. - basic and diluted	$(0.83)	$(1.14)	$(0.15)

Basic net loss per share is the same as diluted net loss per share for periods presented as the inclusion of all potentially dilutive shares would have been anti-dilutive.

In addition to the restricted shares of common stock, we also excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share as of December 31, 2022, 2021, 2020:

	December 31,
	2022	2021	2020
Stock options	10,603,493	10,938,521	—
Restricted stock units	8,728,936	1,662,282	—
Total	19,332,429	12,600,803	—

Recent Accounting Pronouncements Issued

In November 2021, the FASB issued a new accounting standard around the recognition and measurement of contract assets and contract liabilities from revenue contracts with customers acquired in a business combination. The new standard clarifies that contract assets and contract liabilities acquired in a business combination from an acquiree should initially be recognized by applying revenue recognition principles and not at fair value. The standard is effective for interim and annual periods beginning on January 1, 2023, and early adoption was permitted. The impact of this standard will depend on the facts and circumstances of future transactions.

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

3. Fair Value

U.S. Treasury bills and certificate of deposits are reported at amortized costs which is equivalent to fair value. The following tables present the carrying value and fair value of these financial instruments as of December 31, 2022 and 2021:

	December 31, 2022
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
US Treasury bills	$1,383	$—	$1,383	$—
Certificate of deposits	1,477	—	1,477	—
Total	$2,860	$—	$2,860	$—

	December 31, 2021
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
U.S. Treasury bills	$1,375	$—	$1,375	$—
Certificate of deposits	1,071	—	1,071	—
Total	$2,446	$—	$2,446	$—

The carrying value of long-term debt represents the outstanding balance, net of unamortized debt issuance costs. As of December 31, 2022, the fair value of our long-term debt approximates the carrying value. As of December 31, 2021, the carrying value and fair value of our long-term debt was $150,620 and $154,367, respectively.

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

Our nonfinancial assets and liabilities, which include goodwill, intangible assets, property, and equipment, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess these assets for impairment. No such impairment resulted during the years ended December 31, 2022, 2021, and 2020.

4. Accounts Receivable

Accounts receivable consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Government receivables	$33,200	$19,685
Pharmacy rebate receivables	54,605	34,376
Other receivables	5,085	4,562
Total accounts receivable	92,890	58,623
Allowance for credit losses	—	(111)
Accounts receivable, net	$92,890	$58,512

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

We recorded credit losses related to accounts receivable of $150, $111, and $118 during the years ended December 31, 2022, 2021, and 2020, respectively. The amounts were recorded in selling general, and administrative expenses in the consolidated statements of operations.

5. Property and Equipment

Property and equipment consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Computers and equipment	$10,967	$9,164
Office equipment and furniture	4,470	4,416
Software	119,308	98,031
Leasehold improvements	6,561	6,196
Construction in progress	1,027	753
Subtotal	142,333	118,560
Less accumulated depreciation	(105,164)	(88,202)
Property and equipment-net	$37,169	$30,358

Depreciation expense for the year ended December 31, 2022 was $17,100, of which $213 was included in medical expenses. Depreciation expense for the years ended December 31, 2021 and 2020 was $15,671 and $15,134, respectively, of which $220 and $366, respectively, was included in medical expenses.

6. Goodwill and Intangible Assets

Intangible assets consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$34,810	$—	$34,810	—
License (indefinite lived)	4,967	—	4,967	—
Plan member relationships	2,700	(2,585)	115	9 years
Other	1,050	(654)	396	2 - 10 years
	$43,527	$(3,239)	$40,288

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$29,303	$—	$29,303	—
License (indefinite lived)	4,917	—	4,917	—
Plan member relationships	2,700	(2,311)	389	9 years
Other	1,050	(543)	507	2 - 10 years
	$37,970	$(2,854)	$35,116

Amortization expense relating to intangible assets for the years ended December 31, 2022, 2021, and 2020, was $386, $362, and $327, respectively. Estimated amortization expense relating to intangible assets for each of the next five years ending December 31, is as follows:

2023	$226
2024	82
2025	60
2026	60
2027	60
Thereafter	23
$511

There were no impairment charges related to goodwill and intangible assets for the years ended December 31, 2022, 2021, and 2020.

7. Medical Expenses Payable

The following table is a detail of medical expenses payable as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Claims incurred but not paid	$88,813	$77,073
Capitation and risk-sharing payable	50,818	27,730
Other	30,504	21,083
	$170,135	$125,886

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

The following table presents components of the change in medical expenses payable as of December 31 2022, 2021, and 2020 :

	December 31, 2022	December 31, 2021	December 31, 2020
Claims incurred but not paid - beginning balance	$77,073	$82,391	$83,939
Incurred related to:
Current year	400,939	327,224	281,124
Prior years	(15,402)	(8,064)	(19,494)
Total incurred, net of reinsurance	385,537	319,160	261,630
Payments related to:
Current year	315,187	251,629	206,288
Prior years	58,610	72,849	56,890
Total payments, net of reinsurance	373,797	324,478	263,178
Claims incurred but not paid - ending balance	88,813	77,073	82,391
Capitation payable, risk-sharing payable, and other	81,322	48,813	30,214
Total medical expenses payable	$170,135	$125,886	$112,605

In March 2020, the COVID-19 outbreak was declared a pandemic. The COVID-19 virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of the seniors we serve. For the three months ended March 31, 2021, we experienced higher claims costs due to COVID-19 related inpatient admissions. However, for the remainder of 2021 we saw a decline in COVID-related utilization (compared to the first quarter of 2021) as vaccination rates improved across our senior population. The Delta and Omicron variants caused a rebound in COVID-related inpatient utilization during the second half of 2021 and first quarter of 2022, however, the increase in utilization did not reach first quarter of 2021 levels. While COVID had a less significant impact on fiscal year 2022, we remain cautious of the potential impact of the COVID-19 in the future. The ultimate impact of COVID-19 to us and our financial condition is presently unknown, and we continue to monitor the impact of COVID-19 on our claims reserve estimate.

We re-examine previously established outstanding claims reserve estimates based on actual claims submissions and other changes in facts and circumstances. We recognized a favorable prior year development, excluding provision for adverse deviation, of $11,179, $4,166, and $14,552 for the years ended December 31, 2022, 2021, and 2020, respectively. The favorable prior year development incurred in 2022, 2021 and 2020 was primarily due to better-than-expected claims recoveries and actual claims expense being less than expected.

The following tables provide information about incurred and paid claims development as of December 31, 2022:

	Cumulative Incurred Claims, Net of Reinsurance For the Years Ended December 31,
Claims Incurred Year	2020	2021	2022
2020	$281,965	$276,074	$275,220
2021		327,085	312,537
2022			400,939
Total			$988,696

	Cumulative Claims Paid, Net of Reinsurance For the Years Ended December 31,			Cumulative Number of Paid Claims
Claims Incurred Year	2020	2021	2022
2020	$207,130	$274,979	$274,826	342,754
2021		251,629	310,392	276,897
2022			315,187	325,776
Total			$900,405

Substantially all of the claims incurred but not paid as of December 31, 2022 relate to the current year.

There is no single or common claim frequency metric used in the health care industry. We believe a relevant metric for our health insurance business is the cumulative number of claims paid for each incurred year. Claims that did not result in a liability are not included in the frequency metric.

8. Long-Term Debt

Long-term debt is recorded at carrying value in the consolidated balance sheets. The carrying value of long-term debt outstanding, net of unamortized debt issuance costs, consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Long-term debt	$165,000	$154,112
Less unamortized debt issuance costs	(4,098)	(3,492)
Long-term debt-net of amortization	160,902	150,620
Less current portion of long-term debt	—	—
Long-term debt - net of current portion	$160,902	$150,620

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

In connection with the new credit facility with Oxford Finance, as noted below, we repaid all amounts outstanding under the term loan with CRG. This included the principal balance of $135,000, the commitment fee of $6,750, the payment-in-kind commitment fee of $706, and the payment-in-kind interest balance of $14,122. The amount paid also included $1,999 related to interest for the three months ended September 30, 2022. Additionally, we recorded a loss on debt extinguishment of $2,196 due to the write off of the remaining unamortized debt issuance costs and unamortized commitment fees.

Oxford Term Loan

On September 2, 2022 (the "Effective Date"), we entered into a senior secured term loan agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC (“Oxford”), as administrative agent, collateral agent and a lender, and the other lenders from time to time party thereto (collectively, the “Lenders”), pursuant to which the Lenders have agreed to lend an aggregate principal amount of up to $250,000 in a series of term loans (the “Term Loans”). Pursuant to the Oxford Loan Agreement, we received an initial Term Loan of $165,000 on the Effective Date (the “Initial Term Loan”) and may borrow up to an additional $85,000 of Term Loans at our option (such additional Term Loans, the “Delayed Draw Term Loans”). Interest on the Term Loans is a variable rate equal to (i) the secured overnight financing rate ("SOFR") administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a floor of 1.00%, plus (ii) an applicable margin of 6.50%. All unpaid principal and accrued and unpaid interest with respect to each Term Loan is due and payable in full on September 1, 2027. The interest rate applied during the month ended September 30, 2022 through the month ended December 31, 2022 ranged from 9.02% to 10.63%.

The aggregate proceeds of the Delayed Draw Term Loans drawn on or prior to June 30, 2024 may not exceed $50,000 unless used for permitted acquisitions and may not exceed $35,000 drawn on or after July 1, 2024.

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

For certain prepayments of the Term Loans prior to the second anniversary of the Effective Date, we will be required to pay a prepayment fee ranging from 1.00% to 2.00% of the principal amount of the Term Loans being prepaid.

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

The Oxford Loan Agreement includes financial covenants that require the Borrower Parties to (i) maintain minimum liquidity, as defined in the Loan Agreement, of $23.0 million and (ii) satisfy a maximum permitted ratio of debt to trailing twelve-month revenue, as set forth in the Loan Agreement. As of December 31, 2022 and December 31, 2021, we were in compliance with the Oxford and CRG financial covenants, respectively.

Future maturities under the term loan as of December 31, 2022 are as follows:

Period Ending December 31,	Amount
2023	$—
2024	—
2025	1,650
2026	1,650
2027	161,700
Total	$165,000

9. Income Taxes

The reconciliation of income tax expense recorded in the consolidated statement of operations and amounts computed at the statutory federal income tax rate for the years ended December 31, 2022, 2021 and 2020, were as follows:

	December 31, 2022		December 31, 2021		December 31, 2020
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Loss before tax at statutory federal rate	$(31,353)	21.0%	$(41,010)	21.0%	$(4,814)	21.0%
Valuation allowance	82,922	(55.5)	42,597	(21.8)	(833)	3.6
State income tax - net of federal tax benefit	(58,286)	39.0	(10,412)	5.3	(1,289)	5.6
Nondeductible expenses	334	(0.2)	293	(0.1)	60	(0.2)
Equity-based compensation	—	—	621	(0.3)	446	(1.9)
Cumulative deferred adjustment and other	(1,510)	1.1	(394)	0.2	2,600	(11.3)
ACA Health insurer fee	—	—	—	—	2,580	(11.3)
Provision to return adjustment	231	(0.2)	(11)	—	1,250	(5.5)
Nondeductible executive compensation	8,001	(5.4)	8,316	(4.3)	—	—
Net income tax expense	$339	(0.2)%	$—	—	$—	—

The components of deferred income taxes as of December 31, 2022 and 2021, were as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Federal and state net operating loss carryforwards	$141,278	$97,039
Employee benefits	80,014	38,398
Interest deduction limitation	25,341	8,062
Other	261	1,471
Gross deferred tax assets	246,894	144,970
Deferred tax liabilities:
Intangibles	(2,381)	(1,252)
Depreciation	(1,246)	(545)
Lease liabilities	(1,456)	(516)
Gross deferred tax liabilities	(5,083)	(2,313)
Net deferred tax assets	241,811	142,657
Valuation allowance	(241,811)	(142,657)
Net deferred taxes	$—	$—

Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal and state net operating loss (“NOL”) carryforwards. For the years ended December 31, 2022 and 2021, federal NOL carryforwards were $426,440 and $343,323, respectively. For the years ended December 31, 2022 and 2021, state NOL carryforwards were $454,522 and $374,006, respectively, and $234,742 of the total federal net operating loss carryforwards have an indefinite life while the remaining federal and state net operating loss carryforwards begin to expire in 2033 if not utilized.

Of the total NOL carryforwards, approximately $19,031 of federal and $13,221 of California NOL carryforwards relate to Alignment Health Plan, Inc. for which the utilization of the federal NOL carryforward is subject to a federal Section 382 limitation of $870 per year, and the utilization of the California NOL carryforwards is subject to a similar California annual limitation. In June 2020, California’s Governor signed into law Assembly Bill (“AB”) 85 suspending California NOL utilization for taxpayers with more than $1 million of taxable income, effective for tax years 2020, 2021, and 2022. AB 85 includes an extended carryover period for the suspended NOLs with an additional year carryforward for each year of suspension. Subsequently, on February 9, 2022, the California governor signed Senate Bill 113 (S.B. 113), which restores the NOL deduction and eliminates the $5 million annual cap on business incentive tax credits, effective for tax years beginning on or after January 1, 2022.

We have cumulative NOLs as of December 31, 2022 and 2021. Given the history of losses, and after consideration for the risk associated with estimates of future taxable income, we established a full valuation allowance against net deferred tax assets at December 31, 2022 and 2021. Under the Tax Cuts and Jobs Act (“TCJA”), federal NOLs generated after 2017 will be carried forward indefinitely but are limited to an 80% deduction of taxable income. NOLs generated prior to 2018 have a 20-year carryforward period and can be used to offset 100% of taxable income. An exception to the TCJA federal NOL rule applies to certain of our subsidiaries and requires all NOLs generated from those entities to have a 20-year carryforward period and offset 100% of taxable income.

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

The CARES Act, which was enacted on March 27, 2020, provides for deferred payment of the employer portion of social security taxes due between March 27, 2020 and December 31, 2020, with 50% due by December 31, 2021 and the remaining 50% due by December 31, 2022. We began deferring the employer portion of its social security taxes in April 2020. As of December 31, 2022 and 2021, the deferred portion of social security taxes amounted to $0 and $1,072, respectively.

As of December 31, 2022 and 2021, there were no liabilities for unrecognized tax benefits.
10. Equity-Based Compensation

2021 Equity Incentive Plan

In connection with the IPO, on March 25, 2021, our Board of Directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, employees, consultants and directors of our company and our affiliates that perform services for us are eligible to receive awards. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights, restricted shares, performance awards, other share based awards (including restricted stock units) and other cash-based awards. ISOs may be granted only to employees, including officers. All other awards may be granted to employees, including officers, non-employee directors and consultants. The maximum number of shares available for issuance under the 2021 Plan may not exceed 20,744,444 shares (subject to a discretionary annual increase of up to 4% effective as of January 1 of each year for 10 years).

Equity Awards

Stock options

Our outstanding stock options generally vest 25% annually over four years and generally expire 10 years from the date of the grant. The 2021 Equity Incentive Plan provides that stock option grants will be made with an exercise price at no less than the estimated fair value of common stock at the date of the grant.

The following is a summary of the stock option transactions as of and for the years ended December 31, 2022 and December 31, 2021:

	Stock Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2020	—	$—
Options granted	11,263,389	18.02
Options exercised	—	—
Options forfeited / expired	(324,868)	18.15
Balances as of December 31, 2021	10,938,521	18.02	9.17	—
Options granted	1,370,211	9.10
Options exercised	—	—
Options forfeited / expired	(1,705,239)	17.80
Balances as of December 31, 2022	10,603,493	16.90	8.30	3,519
Vested and Exercisable as of December 31, 2022	2,475,469	$18.01	8.17	—

Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of our common stock. The aggregate intrinsic value of options exercised for the years ended December 31, 2022 and 2021 was $0. The fair value of options granted during the years ended December 31, 2022 and December 31, 2021 was $5,685 and $85,043, respectively. As the options were all granted in 2022 and 2021 there was no related compensation expense in 2020.

The weighted-average assumptions used to determine the fair value of stock options granted during the period were as follows:

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Expected term (in years)(1)	6.25	6.25
Expected volatility(2)	39.5% - 54.38%	33.7% - 41.7%
Risk-free interest rate(3)	1.4% - 4.4%	0.9% - 1.4%
Dividend yield(4)	0.0%	0.0%
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

The following is a summary of RSA transactions as of and for the year ended December 31, 2022:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2020	—	$—
Converted	10,348,789	8.47
Granted	214,669	18.00
Vested	(1,869,509)	1.21
Forfeited	(80,169)	3.49
Unvested and outstanding as of December 31, 2021	8,613,780	$10.32
Vested	(3,553,232)	10.07
Forfeited	(370,107)	6.18
Unvested and outstanding as of December 31, 2022	4,690,441	$10.85

Restricted Stock Units

Our outstanding restricted stock units ("RSU") generally vest 25% annually over four years. However, 4,544,757 RSUs granted during September 2022 vest 0% - 10% in each of the first two years and 40% - 50% in years three and four.

The following is a summary of RSU transactions as of and for the year ended December 31, 2022:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2020	—	$—
Granted	1,740,523	18.54
Vested	—	—
Cancelled/forfeited	(78,241)	18.41
Unvested and outstanding as of December 31, 2021	1,662,282	$18.54
Granted	7,916,647	13.24
Vested(1)	(479,177)	18.47
Cancelled/forfeited	(370,816)	14.10
Unvested and outstanding as of December 31, 2022	8,728,936	$13.93

(1) Includes 22,668 shares that vested, but the issuance and delivery of the shares was deferred.

Non-Employee Awards

During the year ended December 31, 2021, total payment of $10,328, under the Company’s Stock Payment arrangement, as discussed in Note 2, was settled upon our successful IPO in 573,782 shares of our common stock at $18 per share with 214,669 of such common stock restricted and vesting over of a performance period of four years. The unrecognized stock compensation related to these RSAs of $1,024 will be recognized over a graded vesting schedule over the performance period of the award.

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

Stock Appreciation Rights

80% of each stock appreciation right ("SAR") award vested 25% annually over four years and only becomes payable to the extent vested upon a qualified change in control (“Time-vesting SARs”), while the remaining 20% vests concurrent to the change in control (“Performance-vesting SARs”). The IPO was not considered a change in control under the original terms of the SARs. We have the option to settle SARs in either cash or equity upon an IPO.

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

Equity-Based Compensation Expense

Total equity-based compensation expense was presented on the statement of operations as follows:

	Year Ended December 31,
	2022	2021	2020
Selling, general and administrative expenses	$72,590	$106,581	$2,124
Medical expenses	9,128	15,418	—
Total equity-based compensation expense(1)	$81,718	$121,999	$2,124

(1) Total equity-based compensation expense for the year ended December 31, 2021, includes $11,399 for cash settlement of SARs related to the IPO.

As of December 31, 2022, there was $120,421 in unrecognized compensation expense related to all non-vested awards (RSAs, options and RSUs) that will be recognized over the weighted-average period of 2.42 years. As of December 31, 2021, there was $110,534 in unrecognized compensation expense related to all non-vested awards (RSAs, options and RSUs) that will be recognized over the weighted-average period of 1.76 years.

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

Certain states regulate the payment of dividends, loans, or other cash transfers from our regulated subsidiaries to our non-regulated subsidiaries and parent company. Such payments may require approval by state regulatory authorities and are limited based on certain financial criteria, such as the entity’s level of statutory income and statutory capital and surplus, or the entity’s level of tangible net equity or net worth, among other measures. These regulations vary by state. Our state regulated subsidiaries had aggregate regulatory capital of approximately $78,541 and $65,138 as of December 31, 2022 and 2021, respectively, which exceeded aggregate minimum regulatory requirements of $44,239 and $28,152, respectively. The amount of undistributed dividends from our regulated subsidiaries that may be paid out to our parent without regulatory approval was $11,086 and $24,957 as of December 31, 2022 and 2021, respectively. We were in compliance with the RBC and TNE requirements as of December 31, 2022 and 2021.

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

At December 31, 2022, $5,825 of operating ROU assets were recorded as right of use assets on the consolidated balance sheets. Lease liabilities of $4,202 and $3,698 were included in accounts payable and accrued expenses and long-term lease liabilities, respectively. At December 31, 2021, $7,853 of operating ROU assets were recorded as right of use assets on the consolidated balance sheets. Lease liabilities of $3,706 and $6,975 were included in accounts payable and accrued expenses and long-term lease liabilities, respectively.

The following table summarizes total fixed operating lease costs and variable operating lease cost, excluding short-term lease and finance lease costs, for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Fixed operating lease costs	$3,415	$3,466	$3,515
Variable operating lease costs	352	365	429
Total operating leases costs	$3,767	$3,831	$3,944

Fixed and variable operating leases costs are included within selling, general and administrative expenses in the consolidated statement of operations. Short term and finance lease costs were immaterial. For the year-ended December 31, 2022, 2021 and 2020, cash paid for amounts included in the measurement of lease liabilities included within our operating cash flows was $4,214, $3,817 and $3,310, respectively.

Lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date.

The weighted average remaining lease term for operating leases is 2.0 years with a weighted average discount rate 7.8% at December 31, 2022.

The weighted average remaining lease term for finance leases is 1.8 years with a weighted average discount rate 7.5% at December 31, 2022.

In the year ended December 31, 2022, $1,355 and $0 of operating lease and finance lease assets, respectively were exchanged for lease liabilities related to newly commenced leases.

The following table summarizes our lease assets and liabilities as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Lease assets
Operating lease assets	$5,548	$7,446
Finance lease assets	277	407
Total lease assets	$5,825	$7,853
Lease liabilities
Current
Operating lease liabilities	4,050	3,559
Finance lease liabilities	152	147
Non-current
Operating lease liabilities	3,578	6,692
Finance lease liabilities	120	283
Total lease liabilities	$7,900	$10,681

Maturities of lease liabilities under operating leases by fiscal year are as follows:

As of December 31, 2022
2023	$4,439
2024	2,910
2025	384
2026	203
2027	163
2028 and thereafter	166
Total lease payments	$8,265
Less: Interest	637
Present value of lease liabilities	$7,628

Maturities of lease liabilities under finance leases by fiscal year are as follows:

As of December 31, 2022
2023	$166
2024	123
2025	—
2026	—
2027	—
2028 and thereafter	—
Total lease payments	$289
Less: Interest	17
Present value of lease liabilities	$272

We sublease space not used in our operations. For the years ended December 31, 2022, 2021 and 2020, sublease income was $393, $229 and $274, respectively. For the year ended December 31, 2022 we recorded an ROU asset impairment of $510 related to our subleases. There was no impairment recorded for the year ended December 31, 2021 and 2020.

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

13. Employee Benefit Plans

All full-time employees are eligible to participate in a 401(k) plan that we sponsor upon completing 90 days of services. Eligible employees are permitted to contribute up to the maximum amount allowed by law. We match 100% of contributions not exceeding 4% of the employee's compensation. We made matching contributions of $2,599, $2,051, and $1,592 during 2022, 2021, and 2020, respectively, and were included within selling general, and administrative expenses in the consolidated statement of operations.

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

On April 27, 2022, a former employee of the Company filed a purported class action lawsuit (Dabney v. Alignment Healthcare USA, LLC, Orange County Superior Court) alleging that the Company failed to provide hourly employees with required meal and rest breaks or pay such workers a premium equal to an hour of pay for missed meal or rest breaks. Discovery in the matter commenced on June 8, 2022. On September 2, 2022, the court granted a stay of proceedings and discovery in anticipation of mediation scheduled for August 2023. The Company intends to vigorously defend itself in the above action, but there can be no assurance that it will be successful in any defense. Based on its assessment of the facts underlying the claims and the degree to which it intends to defend itself in this matter, the amount or range of any reasonably possible losses, if any, cannot be estimated. As a result, the Company has not accrued for any potential liability as of December 31, 2022 for this matter.

We may be involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate resolution of legal proceedings is not expected to have a material adverse effect on the consolidated financial statements. Amounts accrued for legal proceedings were not material as of December 31, 2022 and 2021.

Professional Liability Insurance

We maintain coverage for professional liability, errors and omissions, directors and officers, employment practices liability insurance, and worker’s compensation. The professional liability insurance policy is claims based while the other insurance policies are occurrence based. Such policies provide coverage for our employees, certain covered physicians, loss of income due to potential business interruption, and possible destruction or theft of assets. There have not been any reductions in coverage nor have there been any claims, which have exceeded such coverage(s) for the year ended December 31, 2022 and 2021.

Medical Reinsurance (Stop-Loss Insurance)

We utilize medical insurance (or stop-loss agreement) to limits excess losses on individual members. Under the terms of the stop-loss agreement, we are reimbursed for certain proportions of the cost of each member’s hospital expenses in excess of a specified deductible in a coverage period, limited to $2,000 in aggregate per member per coverage period. For California, we have until April 30, 2023, to submit claims to the reinsurance carrier with dates of service prior to October 1, 2022. The coverage period starts October 1 to September 30 of the following year. As of September 30, 2022, we renewed our expiring policy for the 2022–2023 coverage period with all existing terms and conditions remaining intact.

For North Carolina, Nevada, and Arizona, we have until July 31, 2022, to submit claims to the reinsurance carrier with dates of service prior to January 1, 2023. Each coverage period runs January 1 to December 31. As of December 31, 2022, we renewed our expiring policy for the 2023 coverage period with all existing terms and conditions remaining intact. Reinsurance premiums are included in medical costs in the consolidated statement of operations.

In the event that the third party with whom we have contracted is unable to meet its obligations under the stop-loss agreement, we remain 100% liable for paying such claim amounts submitted.

Related Parties

Joseph Konowiecki serves in an executive role and as a non-independent Chairman of the Board. Mr. Konowiecki’s son is a partner in the law firm of McDermott Will & Emery LLP (“MWE”), which provided legal services to the Company and our subsidiaries during the fiscal year ended December 31, 2022 and continues to do so. For providing these services, MWE received fees related to the fiscal year ended December 31, 2022 of approximately $1,326. Mr. Konowiecki’s son does not receive any direct compensation from the fees paid to MWE by us, and the fees paid by us to MWE in fiscal 2022 were considered immaterial to the service provider.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by our independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes to our Internal Controls over Financial Reporting:

There were no material changes in our internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees began working remotely in March 2020. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. We are continually monitoring and assessing our remote working arrangements to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of

Alignment Healthcare, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alignment Healthcare, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 28, 2023

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders.

We have adopted a code of ethics and business conduct that applies to all employees, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), and employees, as well as each member of our Board of Directors. The code of ethics and business conduct is available on our website at www.alignmenthealth.com under the Investor Relations section. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on our website, at the address specified above.

Item 11. Executive Compensation.

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders.

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

4.2	Description of Capital Stock (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K filed on March 3, 2022).
10.1

Term Loan Agreement, dated as of September 2, 2022, by and among Alignment Healthcare, Inc., Alignment Healthcare USA, LLC, as borrower, certain other subsidiaries of the Company, the lenders from time to time party thereto and Oxford Finance LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 3, 2022).

10.2

Security Agreement, dated as of September 2, 2022, by and among Alignment Healthcare USA, the other grantors from time to time party thereto and Oxford Finance LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 3, 2022).

10.3*	Amendment No. 1 to Term Loan Agreement and Amendment No. 1 to Security Agreement dated January 30, 2023
10.4	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 filed on March 23, 2021).
10.5+	Alignment Healthcare Holdings, LLC Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed on March 3, 2021).
10.6+	Alignment Healthcare, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 30, 2021).
10.7+	Amended & Restated Employment Agreement of John E. Kao dated March 26, 2021 (incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q filed on May 17, 2021)
10.8+	Amended & Restated Employment Agreement of Dawn Maroney dated March 26, 2021 (incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q filed on May 17, 2021)
10.9+	Amended & Restated Employment Agreement of Thomas Freeman dated March 26, 2021 (incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q filed on May 17, 2021)
10.10+	Employment Agreement of Joseph Konowiecki dated October 31, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 3, 2022)
10.11+	Amended & Restated Employment Agreement of Dinesh Kumar dated March 26, 2021 (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K filed on March 3, 2022)
10.12+*	Amended & Restated Employment Agreement of Richard Cross dated March 26, 2021
10.13+	Form of Option Award Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form S-1 filed on March 23, 2021).
10.14+	Form of Restricted Shares Award Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Form S-1 filed on March 23, 2021).
10.15+	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Form S-1 filed on March 23, 2021).
10.16+	Form of Option Award Agreement (Senior Executives) (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1 filed on March 23, 2021).
10.17+	Form of RSU Award Agreement (Senior Executives) (incorporated by reference to Exhibit 10.20 to the Company’s Form S-1 filed on March 23, 2021).
10.18	Form of CMS Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Form S-1 filed on March 3, 2021).
10.19

Stockholders Agreement, dated as of March 30, 2021, among Alignment Healthcare, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 30, 2021).

10.20	Confidential Separation Agreement and General Release (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 5, 2022).
21.1*	List of Subsidiaries of Alignment Healthcare, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

+ Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alignment Healthcare, Inc.

Date: February 28, 2023	By:	/s/ John Kao
John Kao
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Kao	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2023
John Kao

/s/ Thomas Freeman	Chief Financial Officer (Principal Financial Officer)	February 28, 2023
Thomas Freeman

/s/ Joseph Konowiecki	Chairman of the Board	February 28, 2023
Joseph Konowiecki

/s/ Jody Bilney	Director	February 28, 2023
Jody Bilney

/s/ Thomas Carella	Director	February 28, 2023
Thomas Carella

/s/ David Hodgson	Director	February 28, 2023
David Hodgson

/s/ Yon Jorden	Director	February 28, 2023
Yon Jorden

/s/ Jacqueline Kosecoff	Director	February 28, 2023
Jacqueline Kosecoff

/s/ Jeffrey Margolis	Director	February 28, 2023
Jeffrey Margolis

/s/ Margaret McCarthy	Director	February 28, 2023
Margaret McCarthy

/s/ Mark McClellan	Director	February 28, 2023
Mark McClellan

/s/ Robbert Vorhoff	Director	February 28, 2023
Robbert Vorhoff