Form 10-Q
period 2023-06-30
Alignment Healthcare, Inc.
filed 2023-08-03
CIK 1832466

premium

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, the registrant had 188,404,844 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alignment Healthcare, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except par value and share amounts)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$395,258	$409,549
Accounts receivable (less allowance for credit losses of $51 at June 30, 2023 and $0 at December 31, 2022, respectively)	88,925	92,890
Short-term investments	122,249	—
Prepaid expenses and other current assets	77,185	42,107
Total current assets	683,617	544,546
Property and equipment, net	43,032	37,169
Right of use asset, net	10,613	5,825
Goodwill and intangible assets, net	40,133	40,288
Other assets	6,151	6,035
Total assets	$783,546	$633,863
Liabilities and Stockholders' Equity
Current Liabilities:
Medical expenses payable	$207,198	$170,135
Accounts payable and accrued expenses	21,271	31,980
Deferred premium revenue	147,477	308
Accrued compensation	25,905	27,538
Total current liabilities	401,851	229,961
Long-term debt, net of debt issuance costs	161,378	160,902
Long-term portion of lease liabilities	9,205	3,698
Total liabilities	572,434	394,561
Commitments and Contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $.001 par value; 100,000,000 and 100,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $.001 par value; 1,000,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 188,512,765 and 187,280,015 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	188	187
Additional paid-in capital	1,007,794	970,180
Accumulated deficit	(798,002)	(732,241)
Total Alignment Healthcare, Inc. stockholders' equity	209,980	238,126
Noncontrolling interest	1,132	1,176
Total stockholders' equity	211,112	239,302
Total liabilities and stockholders' equity	$783,546	$633,863

See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Earned premiums	$456,877	$366,180	$891,689	$711,472
Other	5,502	294	9,845	528
Total revenues	462,379	366,474	901,534	712,000
Expenses:
Medical expenses	410,644	307,269	806,959	611,027
Selling, general, and administrative expenses	70,199	61,673	140,607	135,966
Depreciation and amortization	5,195	4,180	10,116	8,130
Total expenses	486,038	373,122	957,682	755,123
Loss from operations	(23,659)	(6,648)	(56,148)	(43,123)
Other expenses:
Interest expense	5,262	4,490	10,281	8,891
Other expenses (income)	(428)	442	(566)	383
Total other expenses	4,834	4,932	9,715	9,274
Loss before income taxes	(28,493)	(11,580)	(65,863)	(52,397)
Provision for income taxes	1	—	2	—
Net loss	$(28,494)	$(11,580)	$(65,865)	$(52,397)
Less: Net loss attributable to noncontrolling interest	17	—	104	—
Net loss attributable to Alignment Healthcare, Inc.	$(28,477)	$(11,580)	$(65,761)	$(52,397)
Total weighted-average common shares outstanding - basic and diluted	185,991,460	181,262,640	184,560,652	180,075,014
Net loss per share - basic and diluted	$(0.15)	$(0.06)	$(0.36)	$(0.29)

See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(amounts in thousands, except par value and share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at March 31, 2023	188,475,278	$188	$992,158	$(769,525)	$1,119	$223,940
Net loss	—	—	—	(28,477)	(17)	(28,494)
Issuance of common stock upon vesting of restricted stock units	43,195	—	—	—	—	—
Forfeitures	(5,708)	—	—	—	—	—
Equity-based compensation	—	—	15,636	—	—	15,636
Noncontrolling interest attributable to subsidiary	—	—	—	—	30	30
Balance at June 30, 2023	188,512,765	$188	$1,007,794	$(798,002)	$1,132	$211,112

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at March 31, 2022	187,414,057	$187	$916,594	$(623,511)	$15	$293,285
Net loss	—	—	—	(11,580)	—	(11,580)
Issuance of common stock upon vesting of restricted stock units	48,976	—	—	—	—	—
Forfeitures	(191,722)	—	—	—	—	—
Equity-based compensation	—	—	12,099	—	—	12,099
Repurchase of noncontrolling interest attributable to subsidiary	—	—	(85)	—	(15)	(100)
Balance at June 30, 2022	187,271,311	$187	$928,608	$(635,091)	$—	$293,704

See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(amounts in thousands, except par value and share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2022	187,280,015	$187	$970,180	$(732,241)	$1,176	$239,302
Net loss	—	—	—	(65,761)	(104)	(65,865)
Issuance of common stock upon vesting of restricted stock units	1,247,972	1	—	—		1
Forfeitures	(15,222)	—	—	—	—	—
Equity-based compensation	—	—	37,614	—	—	37,614
Repurchase of noncontrolling interest attributable to subsidiary	—	—	—	—	60	60
Balance at June 30, 2023	188,512,765	$188	$1,007,794	$(798,002)	$1,132	$211,112

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2021	187,193,613	$187	$888,547	$(582,694)	$15	$306,055
Net loss	—	—	—	(52,397)	—	(52,397)
Issuance of common stock upon vesting of restricted stock units	432,484	—	—	—	—	—
Forfeitures	(354,786)	—	—	—	—	—
Equity-based compensation	—	—	40,146	—	—	40,146
Repurchase of noncontrolling interest attributable to subsidiary	—	—	(85)	—	(15)	(100)
Balance at June 30, 2022	187,271,311	$187	$928,608	$(635,091)	$—	$293,704

See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities:
Net loss	$(65,865)	$(52,397)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for credit loss	51	111
(Gain) loss on sublease	(289)	509
Depreciation and amortization	10,246	8,222
Amortization-investment discount	(1,716)	—
Amortization-debt issuance costs	734	1,140
Amortization of payment-in-kind interest	—	2,170
Equity-based compensation	37,614	40,146
Non-cash lease expense	1,348	1,415
Changes in operating assets and liabilities:
Accounts receivable	3,914	(39,609)
Prepaid expenses and other current assets	(35,077)	(6,586)
Other assets	(112)	(150)
Medical expenses payable	37,063	47,985
Accounts payable and accrued expenses	(8,996)	(3,099)
Deferred premium revenue	147,169	(53)
Accrued compensation	(1,632)	940
Lease liabilities	(2,165)	(2,028)
Net cash provided by (used in) operating activities	122,287	(1,284)
Investing Activities:
Purchase of business, net of cash received	—	(1,113)
Purchase of investments	(156,943)	(1,100)
Sale of investments	36,150	1,000
Acquisition of property and equipment	(15,845)	(10,769)
Net cash used in investing activities	(136,638)	(11,982)
Financing Activities:
Repurchase of noncontrolling interest	—	(100)
Contributions from noncontrolling interest holders	60	—
Net cash provided by (used in) financing activities	60	(100)
Net decrease in cash	(14,291)	(13,366)
Cash, cash equivalents and restricted cash at beginning of period	411,299	468,350
Cash, cash equivalents and restricted cash at end of period	$397,008	$454,984
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,986	$5,565
Supplemental non-cash investing and financing activities:
Acquisition of property in accounts payable	$42	$232
Purchase of business in accounts payable	$—	$240

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total above:

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$395,258	$453,234
Restricted cash in other assets	1,750	1,750
Total	$397,008	$454,984

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

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability

Level 3 - Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date

The fair value of cash, cash equivalents, restricted cash and U.S. Treasury bills was determined based on Level 1 inputs. The fair value of certificate of deposits, which are recorded in other assets in the condensed consolidated balance sheets, was determined based on

Level 2 inputs. There were no assets or liabilities measured at fair value using Level 3 inputs as of June 30, 2023 and December 31, 2022. Our long-term debt was reported at carrying value.

Revenue and Accounts Receivable

Earned premium revenue consisted of premium revenue and capitation revenue for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Premium	$424,704	$351,107	$824,444	$681,985
Capitation	32,173	15,073	67,245	29,487
Total	$456,877	$366,180	$891,689	$711,472

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

On April 1, 2021, we began participating in the CMS Innovation’s Direct Contracting Model. CMS serves as the claim adjudicator for institutional and specialists care, and directly pays for such fee for service claims. CMS replaced the Direct Contracting Entity ("DCE") program with the ACO REACH model, effective January 1, 2023. The ACO REACH entity ("ACO") is responsible for the cost of health care services related to the patient population attributed to the ACO by participating in 100% savings/losses via the risk share model and in some cases, are financially responsible for the supplemental benefits provided to the patients. The ACO acts as a principal in arranging for and controlling services provided directly by their contracts with primary care physicians, as well as services provided by preferred institutional care providers and specialists. Capitation payments for the ACO program are determined from an annual benchmark established by CMS. These payments, which are adjusted for variable considerations, represent revenue for providing health care services, including primary care as well as institutional and specialist care. The ACO recognizes capitation revenue for providing these services in the period in which the performance obligations are satisfied by transferring services to the members. Revenue recognized by the ACO for the three and six months ended June 30, 2023 was $30,113 and $62,227, respectively. Revenue recognized by the DCE for the three and six months ended June 30, 2022 was $13,110 and $25,412, respectively.

Interest income earned on our cash deposits and short-term investments is included within other revenue on the condensed consolidated statements of operations. Interest income for the three and six months ended June 30, 2023 was $4,727 and $8,444, respectively. Interest income for the three and six months ended June 30, 2022 was $6 and $8, respectively.

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

Our recognized premium revenue for our Medicare Advantage Plans in California, North Carolina, Nevada, Arizona, Texas and Florida are each subject to a minimum annual medical loss ratio (“MLR”) of 85%. The MLR represents medical costs as a percentage of premium revenue. The Code of Federal Regulations defines what constitutes medical costs and premium revenue, including certain additional expenses related to improving the quality of care provided, and the exclusion of certain taxes and fees, in each case as permitted or required by CMS and applicable regulatory requirements. If the minimum MLR is not met, we are required to remit a portion of the premiums back to the federal government. The amount remitted, if any, is recognized as an adjustment to premium revenues in the condensed consolidated statements of operations. The amounts payable under this provision were immaterial at June 30, 2023 and December 31, 2022.

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

Variable consideration estimates related to ACO contract revenue are based on the most likely outcome method and that a significant reversal in the amount of cumulative revenue recognized would not occur.

Receivables, including risk adjusted premium due from the government or through third-party payors, pharmacy rebates, and other receivables, are shown net of allowances for credit losses and retroactive membership adjustments.

We typically receive our monthly premium payments from CMS on the first day of the month. However, as the first day of July did not occur on a business day, we received the July premium payment on the last day of June. Accordingly, at June 30, 2023, we recorded deferred premium revenue of $147,477. This amount will be recognized as part of revenue in July 2023. Historically we have presented deferred premium revenue within accounts payable and accrued expenses within the condensed consolidated balance sheet. However, this period we have presented deferred premium revenue as a separate line item and have reclassified prior period balances for comparative purposes. At December 31, 2022, deferred premium revenue was $308.

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

We have contracts with a network of hospitals, physicians, and other providers and compensate those providers and ancillary organizations based on contractual arrangements or CMS Medicare compensation guidelines. We pay these contracting providers either through fee-for-service arrangement in which the provider is paid negotiated rates for specific services provided or a capitation payment, which represent monthly contractual fees disbursed for each member regardless of medical services provided to the member. We are responsible for the entirety of the cost of health care services related to the member population, in addition to supplemental benefits provided by us to our seniors. We also record claims expenses related to our institutional and specialist care related to our ACO program with CMS as we act as the principal in the transaction.

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

We record risk-sharing receivables and payables on a gross basis on the condensed consolidated balance sheet. Throughout the year, we evaluate expected losses on risk-sharing receivables and record the resulting expected losses to the reserve. We systematically build and release reserves based on adequacy and its assessment of expected losses on a monthly basis. Credit loss associated with risk share deficit receivables are recorded within medical expense in the condensed consolidated statements of operations. As of June 30, 2023 and December 31, 2022, we recorded a valuation allowance for substantially all of the risk-sharing receivable balance due to collection risk related to the balance. The risk-sharing payable is included within medical expenses payable on the condensed consolidated balance sheet.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits and restricted investments with financial institutions. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits. At June 30, 2023 and December 31, 2022, there was $393,648 and $408,047, respectively, in excess of FDIC-insured limits.

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

Noncontrolling interest

In April 2021, the Company acquired a noncontrolling interest representing the portion of equity ownership in a subsidiary that is not attributable to Alignment Healthcare, Inc. The noncontrolling interest in a subsidiary was initially recognized at estimated fair value and was presented within total equity in the Company's condensed consolidated balance sheets. There was no net loss attributable to the noncontrolling interest for the three and six months ended June 30, 2022 as the Company was responsible for 100% of the net loss in the first year of operations of that subsidiary. During 2022, the Company purchased this noncontrolling interest and now owns 100% of that subsidiary.

In October 2022, the Company acquired a subsidiary and recorded a noncontrolling interest for the portion of equity ownership not attributable to Alignment Healthcare, Inc. The noncontrolling interest in the subsidiary was initially recognized at estimated fair value on October 1, 2022 and is presented within total equity in the Company's condensed consolidated balance sheet. The net loss attributable to this noncontrolling interest was $17 and $104, respectively, for the three and six months ended June 30, 2023.

Net Loss per Share

Net loss per share is calculated based on net loss attributable to Alignment Healthcare, Inc.'s stockholders. The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(28,494)	$(11,580)	$(65,865)	$(52,397)
Less: Net loss attributable to noncontrolling interests	17	—	104	—
Net loss attributable to Alignment Healthcare, Inc.	$(28,477)	$(11,580)	$(65,761)	$(52,397)
Denominator:
Total weighted-average common shares outstanding - basic and diluted	188,496,252	187,287,230	188,029,447	187,189,940
Less: Restricted shares of common stock	(2,504,792)	(6,024,590)	(3,468,795)	(7,114,926)
Total weighted-average common shares outstanding, net of restricted shares of common stock - basic and diluted	185,991,460	181,262,640	184,560,652	180,075,014
Net loss per share:
Net loss per share - basic and diluted	$(0.15)	$(0.06)	$(0.36)	$(0.29)

Basic net loss per share is the same as diluted net loss per share for certain periods presented as the inclusion of all potentially dilutive shares would have been anti-dilutive.

In addition to the restricted shares of common stock, we also excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share as of June 30, 2023 and 2022:

	June 30,
	2023	2022
Stock options	10,566,529	10,657,366
Restricted stock units	10,145,593	4,152,692
Total	20,712,122	14,810,058

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

3. Fair Value

The following tables present the carrying value and fair value of these financial instruments as of June 30, 2023 and December 31, 2022:

	June 30, 2023
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
U.S. Treasury bills	$123,604	$123,622	$—	$—
Certificate of deposits	1,774	—	1,774	—
Total	$125,378	$123,622	$1,774	$—

	December 31, 2022
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
U.S. Treasury bills	$1,383	$—	$1,383	$—
Certificate of deposits	1,477	—	1,477	—
Total	$2,860	$—	$2,860	$—

The carrying value of long-term debt represents the outstanding balance, net of unamortized debt issuance costs. As of June 30, 2023 and December 31, 2022, the fair value of our long-term debt approximates the carrying value.

Our nonfinancial assets and liabilities, which include goodwill, intangible assets, property, and equipment, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess these assets for impairment. There was no such impairment as of June 30, 2023 and December 31, 2022.

U.S. Treasury Securities Investments

As of June 30, 2023, the Company had $122,199 of investments in U.S. Treasury bills which were classified as held to maturity and carried at amortized cost. These investments are included in short-term investments in the condensed consolidated balance sheets as the original maturities are greater than three months and less than twelve months. The Company has the intent and ability to hold these securities to maturity and gross unrecognized gains were $20. There were no U.S. treasury security investments included within short-term investments as of December 31, 2022.

As of June 30, 2023, the Company had $100 of investments in U.S. Treasury bills with an original maturity of less than three months. These investments are considered cash equivalents and are included in cash and cash equivalents in the condensed consolidated balances sheets. There were no U.S. treasury security investments included within cash and cash equivalents as of December 31, 2022.

Restricted Investments

Restricted investments are composed of investments in U.S. Treasury bills and certificates of deposits and are included within other assets in the condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the Company had $1,405 and $1,383 of restricted investments in U.S. Treasury bills and $1,774 and $1,477 of restricted investments in certificates of deposits, respectively. The Company has the intent and ability to hold these investments until maturity; therefore, these investments are stated at amortized cost. Restricted investments are required to be maintained at a financial institution within certain states. As of June 30, 2023 and December 31, 2022, these investments had maturities with less than 12 months. Due to the nature of the state's requirements, these assets are classified as noncurrent assets regardless of the contractual maturity date.

4. Accounts Receivable

Accounts receivable consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Government receivables	$15,448	$33,200
Pharmacy rebate receivables	70,881	54,605
Other receivables	2,647	5,085
Total accounts receivable	88,976	92,890
Allowance for credit losses	(51)	—
Accounts receivable, net	$88,925	$92,890

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

We recorded credit loss related to accounts receivable of $50 and $58 during the three months ended June 30, 2023 and 2022, respectively, and $51 and $111 during the six months ended June 30, 2023 and 2022. The amounts were recorded in selling general, and administrative expenses in the condensed consolidated statements of operations.

5. Property and Equipment

Property and equipment consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Computers and equipment	$11,975	$10,967
Office equipment and furniture	4,490	4,470
Software	133,500	119,308
Leasehold improvements	6,581	6,561
Construction in progress	1,657	1,027
Subtotal	158,203	142,333
Less accumulated depreciation	(115,171)	(105,164)
Property and equipment-net	$43,032	$37,169

Depreciation expense for the three months ended June 30, 2023 and 2022 was $5,190 and $4,133, respectively, of which $69 and $49, respectively, were included in medical expenses. Depreciation expense for the six months ended June 30, 2023 and 2022 was $10,075 and $8,029, respectively, of which $130 and $92, respectively, were included in medical expenses.

For the three and six months ended June 30, 2023, $7,009 of operating lease assets were exchanged for lease liabilities related to newly commenced leases.

6. Goodwill and Intangible Assets

Intangible assets consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$34,826	$—	$34,826	—
License (indefinite lived)	4,967	—	4,967	—
Plan member relationships	2,700	(2,700)	—	9 years
Other	1,050	(710)	340	2 - 10 years
Total	$43,543	$(3,410)	$40,133

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$34,810	$—	$34,810	—
License (indefinite lived)	4,967	—	4,967	—
Plan member relationships	2,700	(2,585)	115	9 years
Other	1,050	(654)	396	2 - 10 years
Total	$43,527	$(3,239)	$40,288

Amortization expense relating to intangible assets for the three months ended June 30, 2023 and 2022, was $74 and $96, respectively. Amortization expense relating to intangible assets for the six months ended June 30, 2023 and 2022, was $171 and $193, respectively. Estimated amortization expense relating to intangible assets for each of the next five years ending December 31, is as follows:

Remainder of 2023	$55
2024	82
2025	60
2026	60
2027	60
Thereafter	23
$340

There were no impairment charges related to goodwill and intangible assets for the three and six months ended June 30, 2023 and 2022.

7. Medical Expenses Payable

The following table is a detail of medical expenses payable as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Claims incurred but not paid	$91,888	$88,813
Capitation payable and risk-sharing payable	66,340	50,818
Other	48,970	30,504
Medical expenses payable	$207,198	$170,135

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

The following table presents components of the change in medical expenses payable as of June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Claims incurred but not paid - beginning balance	$88,813	$77,073
Incurred related to:
Current year	235,027	189,468
Prior years	(7,168)	(14,657)
Total incurred, net of reinsurance	227,859	174,811
Payments related to:
Current year	156,152	112,674
Prior years	68,632	54,543
Total payments, net of reinsurance	224,784	167,217
Claims incurred but not paid - ending balance	91,888	84,667
Capitation payable, risk-sharing payable, and other	115,310	89,204
Total medical expenses payable	$207,198	$173,871

In March 2020, the COVID-19 outbreak was declared a pandemic. The COVID-19 virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of the seniors we serve. Although the pandemic primarily impacted 2020 and 2021, the Delta and Omicron variants caused a rebound in COVID-related inpatient utilization during the first quarter of 2022. While COVID has had a less significant impact on 2023, we remain cautious of the potential impact of the COVID-19 in the future. The ultimate impact of COVID-19 to us and our financial condition is presently unknown, and we continue to monitor the impact of COVID-19 on our claims reserve estimate.

We re-examine previously established outstanding claims reserve estimates based on actual claims submissions and other changes in facts and circumstances. We recognized a favorable prior year development, excluding provision for adverse deviation, of $1,113 and $2,855 for the three and six months ended June 30, 2023. The favorable prior year development was primarily due to better-than-expected claims recoveries and actual claims expense being less than expected.

8. Long-Term Debt

Long-term debt is recorded at carrying value in the condensed consolidated balance sheets. The carrying value of long-term debt outstanding, net of unamortized debt issuance costs, consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Long-term debt	$165,000	$165,000
Less unamortized debt issuance costs	(3,622)	(4,098)
Long-term debt-net of amortization	161,378	160,902
Less current portion of long-term debt	—	—
Long-term debt - net of current portion	$161,378	$160,902

Oxford Term Loan

On September 2, 2022 (the "Effective Date"), we entered into a senior secured term loan agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC (“Oxford”), as administrative agent, collateral agent and a lender, and the other lenders from time to time party thereto (collectively, the “Lenders”), pursuant to which the Lenders have agreed to lend an aggregate principal amount of up to $250,000 in a series of term loans (the “Term Loans”). Pursuant to the Oxford Loan Agreement, we received an initial Term Loan of $165,000 on the Effective Date (the “Initial Term Loan”) and may borrow up to an additional $85,000 of Term Loans at our option (such additional Term Loans, the “Delayed Draw Term Loans”). Interest on the Term Loans is a variable rate equal to (i) the secured overnight financing rate ("SOFR") administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a floor of 1.00%, plus (ii) an applicable margin of 6.50%. All unpaid principal and accrued and unpaid interest with respect to each Term Loan is due and payable in full on September 1, 2027. The interest rate applied during the quarter ended June 30, 2023 ranged from 11.30% to 11.67%.

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

The Oxford Loan Agreement includes financial covenants that require the Borrower Parties to (i) maintain minimum liquidity, as defined in the Loan Agreement, of $23.0 million and (ii) satisfy a maximum permitted ratio of debt to trailing twelve-month revenue, as set forth in the Loan Agreement. As of June 30, 2023 and December 31, 2022, we were in compliance with the Oxford financial covenants.

Future maturities under the term loan as of June 30, 2023 are as follows:

Period Ending June 30,	Amount
2023	$—
2024	—
2025	1,650
2026	1,650
2027	161,700
$165,000

9. Income Taxes

For the three and six months ended June 30, 2023, we recorded income tax expense of $1 and $2, respectively. There was no income tax expense for the three and six months ended June 30, 2022. The increase in tax for the three and six months ended June 30, 2023 when compared to the three and six months ended June 30, 2022, is primarily attributable to state tax. Our future effective tax rate may vary from the statutory tax rate primarily due to changes in our valuation allowance, state taxes, and excess executive compensation.

We have federal and state cumulative net operating losses ("NOLs") as of June 30, 2023 and December 31, 2022. Given the history of losses, and after consideration for the risk associated with estimates of future taxable income, we established a full valuation allowance against net deferred tax assets at June 30, 2023 and 2022. Under the Tax Cuts and Jobs Act (“TCJA”), federal NOLs generated after 2017 will be carried forward indefinitely but are limited to an 80% deduction of taxable income. NOLs generated prior to 2018 have a 20-year carryforward period and can be used to offset 100% of taxable income. An exception to the TCJA federal NOL rule applies to certain of our subsidiaries and requires all NOLs generated from those entities to have a 20-year carryforward period and offset 100% of taxable income. For the year ended December 31, 2022 federal and state NOL carryforwards were $426,440 and $454,522, respectively. $234,742 of the total federal net operating loss carryforwards have an indefinite life while the remaining federal and state net operating loss carryforwards begin to expire in 2033 if not utilized.

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

The following is a summary of the stock option transactions as of and for the three and six months ended June 30, 2023:

	Stock Options Outstanding
(amounts in thousands, except shares and per share amount)	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2022	10,603,493	$16.90	8.30	$3,519
Options granted	—	—
Options exercised	—	—
Options forfeited / expired	(19,369)	18.41
Balances as of March 31, 2023	10,584,124	$16.90	8.05	—
Options granted	—	—
Options exercised	—	—
Options forfeited / expired	(17,595)	17.94
Balances as of June 30, 2023	10,566,529	$16.90	7.80	—
Vested and Exercisable as of June 30, 2023	4,944,708	$17.42	7.73	—

Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of our common stock. For the three months ended June 30, 2023 and 2022 and six months ended June 30, 2023 and 2022, no options were exercised. No options were granted during the three and six months ended June 30, 2023. The aggregate fair value of options granted during the three and six months ended June 30, 2022 was $260 and $5,295, respectively.

Restricted Stock Awards

Our outstanding RSAs generally vest 25% annually over four years. RSAs converted from pre-IPO awards generally vest on the later of the fourth anniversary of the original vesting commencement date or 50% annually on the first and second anniversary of the IPO.

The following is a summary of RSA transactions for the three and six months ended June 30, 2023:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2022	4,690,441	$10.85
Vested	(2,083,984)	15.89
Forfeited	(9,514)	9.27
Unvested and outstanding as of March 31, 2023	2,596,943	$6.81
Vested	(89,370)	9.42
Forfeited	(5,708)	9.27
Unvested and outstanding as of June 30, 2023	2,501,865	$6.71

Restricted Stock Units

Our outstanding RSUs generally vest 25% annually over four years.

The following is a summary of RSU transactions for the three and six months ended June 30, 2023:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2022	8,728,936	$13.93
Granted	2,549,551	6.97
Vested	(1,204,777)	11.95
Cancelled/forfeited	(68,865)	13.18
Unvested and outstanding as of March 31, 2023	10,004,845	$12.40
Granted	244,349	7.06
Vested	(43,195)	10.52
Cancelled/forfeited	(60,406)	10.71
Unvested and outstanding as of June 30, 2023	10,145,593	$12.29

Equity-Based Compensation Expense

Total equity-based compensation expense was presented on the statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2023	2022	2023	2022
Selling, general and administrative expenses	$13,869	$10,381	$33,323	$35,307
Medical expenses	1,767	1,718	4,291	4,839
Total equity-based compensation expense	$15,636	$12,099	$37,614	$40,146

As of June 30, 2023, there was $100,420 in unrecognized compensation expense related to all non-vested awards (RSAs, options and RSUs) that will be recognized over the weighted-average period of 2.25 years.

11. Regulatory Requirements and Restricted Funds

Our health plans or risk-bearing entities are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which it operates.

Risk-Based Capital Regulatory

The National Association of Insurance Commissioners has adopted rules, which, if implemented by the states, set minimum capitalization requirements for insurance companies, health maintenance organizations ("HMOs"), and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (“RBC”) rules, which may vary from state to state. Certain states in which our health plans or risk bearing entities operate have adopted the RBC rules. Our health plans or risk-bearing entities were in compliance with the minimum capital requirements as of June 30, 2023.

Tangible Net Equity

Our health plan in California is required to comply with the tangible net equity (“TNE”) requirements. The required amount is the larger of: (1) $1,000; (2) 2% of the first $150,000 of annualized premium revenue, plus 1% of annualized premium revenue in excess of $150,000; or (3) 8% of the first $150,000 of annualized health care expenditures, except for those paid on a capitated or managed hospital payment basis, plus 4% of the annualized health care expenditures in excess of $150,000, except those paid on a capitated or managed hospital payment basis, plus 4% of annualized hospital expenditures paid on a managed hospital payment basis. We were in compliance with the TNE requirement as of June 30, 2023.

We have the ability to provide additional capital to each of our health plans or risk-bearing entities when necessary to ensure that the RBC and TNE requirements are met.

Certain states regulate the payment of dividends, loans, or other cash transfers from our regulated subsidiaries to our non-regulated subsidiaries and parent company. Such payments may require approval by state regulatory authorities and are limited based on certain financial criteria, such as the entity’s level of statutory income and statutory capital and surplus, or the entity’s level of tangible net equity or net worth, amongst other measures. These regulations vary by state. We were in compliance with the RBC and TNE requirements as of June 30, 2023.

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

On April 27, 2022, a former employee of the Company filed a purported class action lawsuit (Dabney v. Alignment Healthcare USA, LLC, Orange County Superior Court) alleging that the Company failed to provide hourly employees with required meal and rest breaks or pay such workers a premium equal to an hour of pay for missed meal or rest breaks. Discovery in the matter commenced on June 8, 2022. On September 2, 2022, the court granted a stay of proceedings and discovery in anticipation of mediation scheduled for August 2023. The Company intends to vigorously defend itself in the above action, but there can be no assurance that it will be successful in any defense. Based on its assessment of the facts underlying the claims and the degree to which it intends to defend itself in this matter, the amount or range of any reasonably possible losses, if any, cannot be estimated. As a result, the Company has not accrued for any potential liability as of June 30, 2023 for this matter.

We may be involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate resolution of legal proceedings is not expected to have a material adverse effect on the condensed consolidated financial statements. Amounts accrued for legal proceedings were not material as of June 30, 2023 and December 31, 2022.

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

Overview

Alignment is a next generation, consumer-centric platform designed to improve the healthcare experience for seniors. We deliver this experience through our Medicare Advantage plans, which are customized to meet the needs of a diverse array of seniors. Our innovative model of consumer-centric healthcare is purpose-built to provide seniors with care as it should be: high quality, low cost and accompanied by a vastly improved consumer experience. We combine a proprietary technology platform and a high-touch clinical model that enhances our members’ lifestyles and health outcomes while simultaneously controlling costs, which allows us to reinvest savings back into our platform and products to directly benefit the senior consumer. We have grown Health Plan Membership, which we define as members enrolled in our health maintenance organization ("HMO") and preferred provider organization ("PPO") contracts, from approximately 13,000 at inception to 112,200 as of June 30, 2023, representing a 27% compound annual growth rate across 52 markets and 6 states. Our ultimate goal is to bring this differentiated, advocacy-driven healthcare experience to millions of senior consumers in the United States and to become the most trusted senior healthcare brand in the country.

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

For the 2023 plan year, Alignment offers plans in 52 markets across California (21 markets), North Carolina (16 markets), Nevada (6 markets), Arizona (3 markets), Texas (2 markets) and Florida (4 markets). There are approximately 8.4 million Medicare-eligible seniors in our current markets.

Factors Affecting Our Performance

Our proprietary technology platform, AVA, is a key element of our business with capabilities that we expect to impact our future performance. AVA enables us to personalize and manage our member relationships, care quality and experience, and to coordinate and manage risk with our provider partners. AVA’s unified platform, analytical tools and data across the healthcare ecosystem enable us to produce consistent outcomes, unit economics and support new member growth. Additionally, our historical financial performance has been, and we expect our financial performance in the future will be, driven by our ability to:

•
Capitalize on Our Existing Market Growth Opportunity: Our ability to attract and retain members to grow in our existing markets depends on our ability to offer a superior value proposition. We have proven that we can compete against, and take market share from, large established players in highly competitive markets. According to CMS data, we were one of the top three Medicare Advantage Organizations in terms of HMO net members growth in our California counties between 2016 and 2023. There are approximately 4.4 million Medicare-eligible individuals enrolled in Medicare Advantage plans in our existing 52 counties, of which our approximately 112,200 Health Plan Members represents only 2% market share. We believe that there are still significant opportunities for future growth even in our most mature markets where we have a 10-20% market share. Additionally, we are evaluating other opportunities to leverage our historical investments in our technology platform and our comprehensive clinical model across our existing and potentially new geographies. For example, in April 2021, we entered into CMS Innovation Center’s Direct Contracting program, which allows us to partner directly with physicians to help manage their Medicare FFS patient populations and participate in the upside and downside risk associated with managing the health of such patients. CMS announced it is replacing the DCE program with the "ACO Realizing Equity, Access, and Community Health Model" or "ACO REACH" model, which became effective January 1, 2023. As of June 30, 2023 we had approximately 7,600 ACO REACH seniors in our arrangement with our clinician partners.
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

Executive Summary

The following table presents key financial statistics for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in '000's, except percentages)	2023	2022	% Change	2023	2022	% Change
Health plan membership (at period end)	112,200	95,900	17.0%	112,200	95,900	17.0%
Medical benefits ratio	88.4%	83.4%	5.0%	89.0%	85.1%	3.9%
Revenues	$462,379	$366,474	26.2%	$901,534	$712,000	26.6%
Loss from Operations	$(23,659)	$(6,648)	NM(2)	$(56,148)	$(43,123)	NM(2)
Net loss	$(28,494)	$(11,580)	NM(2)	$(65,865)	$(52,397)	NM(2)
Adjusted EBITDA(1)	$(2,055)	$10,320	NM(2)	$(7,227)	$6,430	NM(2)
Adjusted gross profit (1)	$53,571	$60,972	-12.1%	$98,996	$105,904	-6.5%

(1)
See “Adjusted EBITDA” and "Adjusted Gross Profit" below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
(2)
Not meaningful

Health Plan Membership

We define Health Plan Membership as the number of members enrolled in our HMO and PPO contracts as of the end of a reporting period. We believe this is an important metric to assess growth of our underlying business, which is indicative of our ability to consistently offer a superior value proposition to seniors. This metric excludes third party payor members with respect to which we are at-risk for managing their healthcare expenditures, which represented approximately 400 members and 500 members as of June 30, 2023 and 2022, respectively. It also excludes the approximately 7,600 traditional Medicare seniors for which we are at-risk for managing their healthcare expenditures through our ACO REACH contract with CMS.

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

Adjusted gross profit is reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(dollars in thousands)
Loss from operations	$(23,659)	$(6,648)	$(56,148)	$(43,123)
Add back:
Equity-based compensation (medical expenses)	1,767	1,718	4,291	4,839
Depreciation (medical expenses)	69	49	130	92
Depreciation and amortization	5,195	4,180	10,116	8,130
Selling, general, and administrative expenses	70,199	61,673	140,607	135,966
Total add back	77,230	67,620	155,144	149,027
Adjusted gross profit	$53,571	$60,972	$98,996	$105,904
Adjusted gross profit %	11.6%	16.6%	11.0%	14.9%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net loss before interest expense, income taxes, depreciation and amortization expense, reorganization and transaction-related expenses, gains or losses on subleases, and equity-based compensation expense. Adjusted EBITDA is a key measure used by our management and our Board to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operating plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA provides useful measures for period-to-period comparisons of our business. Given our intent to continue to invest in our platform and the scalability of our business in the short to medium-term, we believe Adjusted EBITDA over the long term will be an important indicator of value creation.

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

Adjusted EBITDA is reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(dollars in thousands)
Net loss	$(28,494)	$(11,580)	$(65,865)	$(52,397)
Less: Net loss attributable to noncontrolling interest	17	—	104	—
Add back:
Interest expense	5,262	4,490	10,281	8,891
Depreciation and amortization	5,264	4,229	10,246	8,222
Income taxes	1	-	2	-
EBITDA	(17,950)	(2,861)	(45,232)	(35,284)
Equity-based compensation(1)	15,636	12,099	37,614	40,146
Acquisition expenses(2)	548	573	680	1,059
(Gain) loss on sublease(3)	(289)	509	(289)	509
Adjusted EBITDA	$(2,055)	$10,320	$(7,227)	$6,430

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
(3)
Represents gain or loss related to right of use ("ROU") assets that were subleased in the respective period.

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(dollars in thousands)
Revenues:
Earned premiums	$456,877	$366,180	$891,689	$711,472
Other	5,502	294	9,845	528
Total revenues	462,379	366,474	901,534	712,000
Expenses:
Medical expenses	410,644	307,269	806,959	611,027
Selling, general and administrative expenses	70,199	61,673	140,607	135,966
Depreciation and amortization	5,195	4,180	10,116	8,130
Total expenses	486,038	373,122	957,682	755,123
Loss from operations	(23,659)	(6,648)	(56,148)	(43,123)
Other expenses:
Interest expense	5,262	4,490	10,281	8,891
Other expenses (income)	(428)	442	(566)	383
Total other expenses	4,834	4,932	9,715	9,274
Loss before income taxes	(28,493)	(11,580)	(65,863)	(52,397)
Provision for income taxes	1	—	2	—
Net loss	$(28,494)	$(11,580)	$(65,865)	$(52,397)
Less: Net loss attributable to noncontrolling interest	17	—	104	—
Net loss attributable to Alignment Healthcare, Inc.	$(28,477)	$(11,580)	$(65,761)	$(52,397)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(% of revenue)
Revenues:
Earned premiums	99%	100%	99%	100%
Other	1	—	1	—
Total revenues	100	100	100	100
Expenses:
Medical expenses	89	84	89	86
Selling, general and administrative expenses	15	17	16	19
Depreciation and amortization	1	1	1	1
Total expenses	105	102	106	106
Loss from operations	(5)	(2)	(6)	(6)
Other expenses:
Interest expense	1	1	1	1
Other expenses (income)	—	—	—	—
Total other expenses	1	1	1	1
Loss before income taxes	(6)	(3)	(7)	(7)
Provision for income taxes	—	—	—	—
Net loss	(6)	(3)	(7)	(7)
Less: Net loss attributable to noncontrolling interest	—	—	—	—
Net loss attributable to Alignment Healthcare, Inc.	(6)%	(3)%	(7)%	(7)%

Revenues

	Three Months Ended June 30,		Change
	2023	2022	$	%
(dollars in thousands)
Revenues:
Earned premiums	$456,877	$366,180	$90,697	24.8%
Other	5,502	294	5,208	1771.4%
Total revenues	$462,379	$366,474	$95,905	26.2%

	Six Months Ended June 30,		Change
	2023	2022	$	%
(dollars in thousands)
Revenues:
Earned premiums	$891,689	$711,472	$180,217	25.3%
Other	9,845	528	9,317	1764.6%
Total revenues	$901,534	$712,000	$189,534	26.6%

Revenues. Earned premium revenues were $456.9 million and $366.2 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $90.7 million or 24.8%. Earned premium revenues were $891.7 million and $711.5 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $180.2 million or 25.3%. The increase was driven by a combination of growth in our Health Plan membership and higher revenue per member per month in 2023 as compared to 2022. Health plan membership increased 17.0% between June 30, 2022 and June 30, 2023. The increase in revenue per member per month is primarily attributable to an increase in the CMS benchmark rates. Additionally, ACO REACH revenue increased $17.0 million, or 129.7%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and $36.8 million, or 144.9%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Other revenues increased $5.2 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, an increase of 1,771.4%. Other revenues increased $9.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, an increase of 1,764.6%. The increase is mainly attributable to an increase in the interest rate of our interest earning cash balances.

Expenses

	Three Months Ended June 30,		Change
	2023	2022	$	%
(dollars in thousands)
Expenses:
Medical expenses	$410,644	$307,269	$103,375	33.6%
Selling, general and administrative expenses	70,199	61,673	8,526	13.8%
Depreciation and amortization	5,195	4,180	1,015	24.3%
Total expenses	$486,038	$373,122	$112,916	30.3%

	Six Months Ended June 30,		Change
	2023	2022	$	%
(dollars in thousands)
Expenses:
Medical expenses	$806,959	$611,027	$195,932	32.1%
Selling, general and administrative expenses	140,607	135,966	4,641	3.4%
Depreciation and amortization	10,116	8,130	1,986	24.4%
Total expenses	$957,682	$755,123	$202,559	26.8%

Medical Expenses. Medical expenses were $410.6 million and $307.3 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $103.3 million, or 33.6%. Medical expenses were $806.9 million and $611.0 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $195.9 million, or 32.1%. The increase was driven primarily by the growth in Alignment’s Health Plan membership, as well as growth in ACO REACH membership. Overall, medical expenses for the six months ended June 30, 2023 grew at a higher rate than total revenues compared to the six months ended June 30, 2022, due to a mix shift of revenue growth with ACO REACH patients, richer member benefits, seasonality of utilization, and a smaller amount of favorable prior year development.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $70.2 million and $61.7 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $8.5 million, or 13.8%. Selling, general and administrative expenses were $140.6 million and $136.0 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $4.6 million, or 3.4%. The increase for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, respectively, was primarily due to an increase in ongoing investments and expenditures in network development, operations and sales and marketing to drive the growth of Alignment's Health Plan membership.

Depreciation and Amortization. Depreciation and amortization expense was $5.2 million and $4.2 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $1.0 million, or 24.3%. Depreciation and amortization expense was $10.1 million and $8.1 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $2.0 million, or 24.4%. The increase was primarily due to the amount and timing of our capital expenditures and the associated depreciation relative to 2022.

Other Expenses

Interest expense. Interest expense was $5.3 million and $4.5 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $0.8 million or 17.8%. Interest expense was $10.3 million and $8.9 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $1.4 million or 15.7%. The increase in interest expense was primarily due to a higher interest rate on our debt balance during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022.

Other expenses (income). Other expenses (income) were $(0.4) million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $0.8 million or 200%. Other expenses (income) were $(0.6) million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $1.0 million or 250%. The increase is primarily attributable to a gain related to ROU assets that were subleased during the three months ended June 30, 2023.

Liquidity and Capital Resources

General

To date, we have financed our operations principally through our IPO, private placements of our equity securities, revenues, and certain term loans (described below). As of June 30, 2023, we had $517.5 million in cash, cash equivalents and short-term investments. Deferred premium revenue represented $147.5 million of the cash balance as of June 30, 2023 and is primarily due to the timing of our monthly premium revenue payments from CMS.

In addition, we operate as a holding company in a highly regulated industry. Alignment Healthcare, Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. As of June 30, 2023, the parent company had $193.6 million in cash, cash equivalents and short-term investments.

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

Oxford Term Loan

On September 2, 2022 (the “Effective Date”), we, Alignment Healthcare USA, LLC, an indirect subsidiary of the Company (the “Borrower”) and certain of our other subsidiaries (together with the Company and the Borrower, the “Borrower Parties”) entered into a term loan agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC (“Oxford”), as administrative agent, collateral agent and a lender, and the other lenders from time to time party thereto (collectively, the “Lenders”), pursuant to which the Lenders have agreed to lend the Borrower an aggregate principal amount of up to $250.0 million in a series of term loans (the “Term Loans”). Pursuant to the Oxford Loan Agreement, the Borrower received an initial Term Loan of $165.0 million on the Effective Date (the “Initial Term Loan”) and may borrow up to an additional $85.0 million of Term Loans at its option (such additional Term Loans, the “Delayed Draw Term Loans”). Interest on the Term Loans is a variable rate equal to (i) the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a floor of 1.00%, plus (ii) an applicable margin of 6.50%. All unpaid principal and accrued and unpaid interest with respect to each Term Loan is due and payable in full on September 1, 2027. The interest rate applied during the quarter ended June 30, 2023 ranged from 11.30% to 11.67%.

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

The Oxford Loan Agreement includes financial covenants that require the Borrower Parties to (i) maintain minimum liquidity, as defined in the Loan Agreement, of $23.0 million and (ii) satisfy a maximum permitted ratio of debt to trailing twelve-month revenue, as set forth in the Loan Agreement. As of June 30, 2023, we were in compliance with the financial covenants.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Net cash provided by (used in) operating activities	$122,287	$(1,284)
Net cash used in investing activities	(136,638)	(11,982)
Net cash provided by (used in) financing activities	60	(100)
Net change in cash	(14,291)	(13,366)
Cash, cash equivalents and restricted cash at beginning of period	411,299	468,350
Cash, cash equivalents and restricted cash at end of period	$397,008	$454,984

Operating Activities

For the six months ended June 30, 2023, net cash provided by operating activities was $122.3 million, an increase of $123.6 million compared to net cash used in operating activities of $1.3 million for the six months ended June 30, 2022. The increase is mainly attributable to an increase in deferred premium revenue of $147.1 million due to the timing of our monthly premium revenue payments from CMS, as compared to the six months ended June 30, 2022. Excluding deferred premium revenue for the six months ended June 30, 2023, net cash used in operating activities increased $23.7 million from the six months ended June 30, 2022. The increase is mainly attributable to an increase in net loss and an increase in prepayments on certain vendor contracts, as well as improved timeliness of claims payments for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was partially offset by a decrease in accounts receivable due to the timing of our mid-year sweep payment.

Investing Activities

For the six months ended June 30, 2023, net cash used in investing activities was $136.6 million, an increase of $124.6 million compared to net cash used in investing activities of $12.0 million for the six months ended June 30, 2022. The increase primarily relates to the purchase of short-term treasury securities during the six months ended June 30, 2023.

Financing Activities

For the six months ended June 30, 2023, net cash provided by financing activities was $0.06 million. For the six months ended June 30, 2022, there was net cash used by financing activities of $0.1 million.

Material cash requirements from known contractual and other obligations

There have been no material changes to our contractual obligations disclosed in our Annual Report.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2023.

Changes to our Internal Controls over Financial Reporting:

There were no material changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees began working remotely in March 2020. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

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

None.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Alignment Healthcare, Inc.

Date: August 3, 2023	By:	/s/ John Kao
John Kao
President and Chief Executive Officer

Date: August 3, 2023	By:	/s/ Thomas Freeman
Thomas Freeman
Chief Financial Officer