Form 10-Q
period 2023-09-30
Alignment Healthcare, Inc.
filed 2023-11-02
CIK 1832466

premium

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 30, 2023, the registrant had 189,099,787 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alignment Healthcare, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except par value and share amounts)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$391,643	$409,549
Accounts receivable (less allowance for credit losses of $91 at September 30, 2023 and $0 at December 31, 2022, respectively)	105,523	92,890
Short-term investments	123,926	—
Prepaid expenses and other current assets	45,878	42,107
Total current assets	666,970	544,546
Property and equipment, net	47,162	37,169
Right of use asset, net	10,472	5,825
Goodwill and intangible assets, net	40,106	40,288
Other assets	6,082	6,035
Total assets	$770,792	$633,863
Liabilities and Stockholders' Equity
Current Liabilities:
Medical expenses payable	$203,435	$170,135
Accounts payable and accrued expenses	25,356	31,980
Deferred premium revenue	146,342	308
Accrued compensation	35,141	27,538
Total current liabilities	410,274	229,961
Long-term debt, net of debt issuance costs	161,595	160,902
Long-term portion of lease liabilities	9,318	3,698
Total liabilities	581,187	394,561
Commitments and Contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $.001 par value; 100,000,000 and 100,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $.001 par value; 1,000,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 188,911,520 and 187,280,015 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	189	187
Additional paid-in capital	1,021,363	970,180
Accumulated deficit	(833,049)	(732,241)
Total Alignment Healthcare, Inc. stockholders' equity	188,503	238,126
Noncontrolling interest	1,102	1,176
Total stockholders' equity	189,605	239,302
Total liabilities and stockholders' equity	$770,792	$633,863

See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Earned premiums	$450,235	$359,978	$1,341,924	$1,071,450
Other	6,474	370	16,319	898
Total revenues	456,709	360,348	1,358,243	1,072,348
Expenses:
Medical expenses	397,879	312,850	1,204,838	923,877
Selling, general, and administrative expenses	83,089	76,452	223,696	212,418
Depreciation and amortization	5,497	4,456	15,613	12,586
Total expenses	486,465	393,758	1,444,147	1,148,881
Loss from operations	(29,756)	(33,410)	(85,904)	(76,533)
Other expenses:
Interest expense	5,466	4,605	15,747	13,496
Other expenses (income)	(145)	(131)	(711)	252
Loss on extinguishment of debt	—	2,196	—	2,196
Total other expenses	5,321	6,670	15,036	15,944
Loss before income taxes	(35,077)	(40,080)	(100,940)	(92,477)
Provision for income taxes	—	167	2	167
Net loss	$(35,077)	$(40,247)	$(100,942)	$(92,644)
Less: Net loss attributable to noncontrolling interest	30	—	134	—
Net loss attributable to Alignment Healthcare, Inc.	$(35,047)	$(40,247)	$(100,808)	$(92,644)
Total weighted-average common shares outstanding - basic and diluted	187,328,318	182,123,363	185,493,345	180,765,300
Net loss per share - basic and diluted	$(0.19)	$(0.22)	$(0.54)	$(0.51)

See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(amounts in thousands, except par value and share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at June 30, 2023	188,512,765	$188	$1,007,794	$(798,002)	$1,132	$211,112
Net loss	—	—	—	(35,047)	(30)	(35,077)
Issuance of common stock upon vesting of restricted stock units	419,130	1	—	—	—	1
Forfeitures	(20,375)	—	—	—	—	—
Equity-based compensation	—	—	13,569	—	—	13,569
Balance at September 30, 2023	188,911,520	$189	$1,021,363	$(833,049)	$1,102	$189,605

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at June 30, 2022	187,271,311	$187	$928,608	$(635,091)	$—	$293,704
Net loss	—	—	—	(40,247)	—	(40,247)
Issuance of common stock upon vesting of restricted stock units	956	—	—	—	—	—
Forfeitures	(8,291)	—	—	—	—	—
Equity-based compensation	—	—	18,687	—	—	18,687
Balance at September 30, 2022	187,263,976	$187	$947,295	$(675,338)	$—	$272,144

See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(amounts in thousands, except par value and share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2022	187,280,015	$187	$970,180	$(732,241)	$1,176	$239,302
Net loss	—	—	—	(100,808)	(134)	(100,942)
Issuance of common stock upon vesting of restricted stock units	1,667,102	2	—	—		2
Forfeitures	(35,597)	—	—	—	—	—
Equity-based compensation	—	—	51,183	—	—	51,183
Repurchase of noncontrolling interest attributable to subsidiary	—	—	—	—	60	60
Balance at September 30, 2023	188,911,520	$189	$1,021,363	$(833,049)	$1,102	$189,605

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2021	187,193,613	$187	$888,547	$(582,694)	$15	$306,055
Net loss	—	—	—	(92,644)	—	(92,644)
Issuance of common stock upon vesting of restricted stock units	433,440	—	—	—		—
Forfeitures	(363,077)	—	—	—	—	—
Equity-based compensation	—	—	58,833	—	—	58,833
Repurchase of noncontrolling interest attributable to subsidiary	—	—	(85)	—	(15)	(100)
Balance at September 30, 2022	187,263,976	$187	$947,295	$(675,338)	$—	$272,144

See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating Activities:
Net loss	$(100,942)	$(92,644)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit loss	91	150
(Gain) loss on sublease	(289)	510
Depreciation and amortization	15,807	12,735
Amortization-investment discount	(3,349)	(8)
Amortization-debt issuance costs	1,037	1,616
Amortization of payment-in-kind interest	—	2,943
Equity-based compensation	51,183	58,833
Non-cash lease expense	1,653	2,151
Loss on extinguishment of debt	—	2,196
Changes in operating assets and liabilities:
Accounts receivable	(12,724)	(29,840)
Prepaid expenses and other current assets	(3,771)	(8,742)
Other assets	(119)	(137)
Medical expenses payable	33,299	45,509
Accounts payable and accrued expenses	(4,613)	2,030
Deferred premium revenue	146,034	116,298
Accrued compensation	7,604	7,484
Lease liabilities	(2,622)	(3,126)
Payment-in-kind interest	—	(14,122)
Net cash provided by operating activities	128,279	103,836
Investing Activities:
Purchase of business, net of cash received	—	(2,393)
Purchase of investments	(281,582)	(2,825)
Maturities of investments	160,735	2,425
Acquisition of property and equipment	(25,398)	(17,317)
Net cash used in investing activities	(146,245)	(20,110)
Financing Activities:
Repurchase of noncontrolling interest	—	(100)
Issuance of long-term debt	—	165,000
Debt issuance costs	—	(4,601)
Repayment of long-term debt	—	(143,179)
Contributions from noncontrolling interest holders	60	—
Net cash provided by financing activities	60	17,120
Net decrease in cash	(17,906)	100,846
Cash, cash equivalents and restricted cash at beginning of period	411,299	468,350
Cash, cash equivalents and restricted cash at end of period	$393,393	$569,196
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,943	$22,447
Supplemental non-cash investing and financing activities:
Acquisition of property in accounts payable	$117	$290
Purchase of business in accounts payable	$—	$375

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total above:

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$391,643	$567,446
Restricted cash in other assets	1,750	1,750
Total	$393,393	$569,196

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

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability

Level 3 - Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date

The fair value of cash, cash equivalents, restricted cash and U.S. Treasury bills was determined based on Level 1 inputs. The fair value of certificate of deposits, which are recorded in other assets in the condensed consolidated balance sheets, was determined based on

Level 2 inputs. There were no assets or liabilities measured at fair value using Level 3 inputs as of September 30, 2023 and December 31, 2022. Our long-term debt was reported at carrying value.

Revenue and Accounts Receivable

Earned premium revenue consisted of premium revenue and capitation revenue for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Premium	$417,867	$345,415	$1,242,311	$1,027,400
Capitation	32,368	14,563	99,613	44,050
Total	$450,235	$359,978	$1,341,924	$1,071,450

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

Capitation revenue consists primarily of capitated fees for medical care services provided by us under arrangements with third-party payors and from CMS related to our participation in the CMS "ACO Realizing Equity, Access, and Community Health Model” or “ACO REACH” model, as discussed below.

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

On April 1, 2021, we began participating in the CMS Innovation’s Direct Contracting Model. CMS serves as the claim adjudicator for institutional and specialists care, and directly pays for such fee for service claims. CMS replaced the Direct Contracting Entity ("DCE") program with the ACO REACH model, effective January 1, 2023. The ACO REACH entity ("ACO") is responsible for the cost of health care services related to the patient population attributed to the ACO by participating in 100% savings/losses via the risk share model and in some cases, are financially responsible for the supplemental benefits provided to the patients. The ACO acts as a principal in arranging for and controlling services provided directly by their contracts with primary care physicians, as well as services provided by preferred institutional care providers and specialists. Capitation payments for the ACO program are determined from an annual benchmark established by CMS. These payments, which are adjusted for variable considerations, represent revenue for providing health care services, including primary care as well as institutional and specialist care. The ACO recognizes capitation revenue for providing these services in the period in which the performance obligations are satisfied by transferring services to the members. Revenue recognized by the ACO for the three and nine months ended September 30, 2023 was $30,476 and $92,703, respectively. Revenue recognized by the DCE for the three and nine months ended September 30, 2022 was $12,341 and $37,753, respectively.

Interest income earned on our cash deposits and short-term investments is included within other revenue on the condensed consolidated statements of operations. Interest income for the three and nine months ended September 30, 2023 was $5,523 and $13,967, respectively. Interest income for the three and nine months ended September 30, 2022 was $29 and $37, respectively.

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

Our recognized premium revenue for our Medicare Advantage Plans in California, North Carolina, Nevada, Arizona, Texas and Florida are each subject to a minimum annual medical loss ratio (“MLR”) of 85%. The MLR represents medical costs as a percentage of premium revenue. The Code of Federal Regulations defines what constitutes medical costs and premium revenue, including certain additional expenses related to improving the quality of care provided, and the exclusion of certain taxes and fees, in each case as permitted or required by CMS and applicable regulatory requirements. If the minimum MLR is not met, we are required to remit a portion of the premiums back to the federal government. The amount remitted, if any, is recognized as an adjustment to premium revenues in the condensed consolidated statements of operations. The amounts payable under this provision were immaterial at September 30, 2023 and December 31, 2022.

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

We typically receive our monthly premium payments from CMS on the first day of the month. However, as the first day of October did not occur on a business day, we received the October premium payment on the last day of September. Accordingly, at September 30, 2023, we recorded deferred premium revenue of $146,342. This amount will be recognized as part of revenue in October 2023. Historically we have presented deferred premium revenue within accounts payable and accrued expenses within the condensed consolidated balance sheet. However, this period we have presented deferred premium revenue as a separate line item and have reclassified prior period balances for comparative purposes. At December 31, 2022, deferred premium revenue was $308.

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

In August 2022, the Inflation Reduction Act ("IRA") was signed into law. The law intends to increase tax revenue and reduce Medicare costs through lower prescription drug prices, inflation rebates, and capping annual Medicare Part D out of pocket expenses. The provisions of the law are set to take effect over the next seven years. We are in the process of evaluating the impact the IRA will have on our business.

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

We record risk-sharing receivables and payables on a gross basis on the condensed consolidated balance sheet. Throughout the year, we evaluate expected losses on risk-sharing receivables and record the resulting expected losses to the reserve. We systematically build and release reserves based on adequacy and its assessment of expected losses on a monthly basis. Credit loss associated with risk share deficit receivables are recorded within medical expense in the condensed consolidated statements of operations. As of September 30, 2023 and December 31, 2022, we recorded a valuation allowance for substantially all of the risk-sharing receivable balance due to collection risk related to the balance. The risk-sharing payable is included within medical expenses payable on the condensed consolidated balance sheet.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits and restricted investments with financial institutions. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits. At September 30, 2023 and December 31, 2022, there was $390,047 and $408,047, respectively, in excess of FDIC-insured limits.

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

Equity-based compensation expense for RSU awards with performance-based vesting is recognized over the requisite service period on a graded vesting schedule and is only recognized when the Company concludes that it is probable that the performance condition(s) will be achieved. At each reporting period, the Company reassesses the probability of achieving the performance criteria. Determining whether the performance criteria will be achieved involves judgment, and the estimate of share-based compensation expense may be revised periodically based on changes in the probability of achieving the performance criteria. Revisions are reflected in the period in which the estimate is changed. We account for forfeitures as they occur.

Equity-based compensation is recorded within selling, general and administrative expenses, and medical expenses based on the function of the applicable employee and non-employee.

Noncontrolling interest

In April 2021, the Company acquired a noncontrolling interest representing the portion of equity ownership in a subsidiary that is not attributable to Alignment Healthcare, Inc. The noncontrolling interest in a subsidiary was initially recognized at estimated fair value and was presented within total equity in the Company's condensed consolidated balance sheets. There was no net loss attributable to the noncontrolling interest for the three and nine months ended September 30, 2022 as the Company was responsible for 100% of the net loss in the first year of operations of that subsidiary. During 2022, the Company purchased this noncontrolling interest and now owns 100% of that subsidiary.

In October 2022, the Company acquired a subsidiary and recorded a noncontrolling interest for the portion of equity ownership not attributable to Alignment Healthcare, Inc. The noncontrolling interest in the subsidiary was initially recognized at estimated fair value on October 1, 2022 and is presented within total equity in the Company's condensed consolidated balance sheet. The net loss attributable to this noncontrolling interest was $30 and $134, respectively, for the three and nine months ended September 30, 2023.

Net Loss per Share

Net loss per share is calculated based on net loss attributable to Alignment Healthcare, Inc.'s stockholders. The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(35,077)	$(40,247)	$(100,942)	$(92,644)
Less: Net loss attributable to noncontrolling interests	30	—	134	—
Net loss attributable to Alignment Healthcare, Inc.	$(35,047)	$(40,247)	$(100,808)	$(92,644)
Denominator:
Total weighted-average common shares outstanding - basic and diluted	188,657,282	187,267,619	188,241,025	187,216,118
Less: Restricted shares of common stock	(1,328,964)	(5,144,256)	(2,747,680)	(6,450,818)
Total weighted-average common shares outstanding, net of restricted shares of common stock - basic and diluted	187,328,318	182,123,363	185,493,345	180,765,300
Net loss per share:
Net loss per share - basic and diluted	$(0.19)	$(0.22)	$(0.54)	$(0.51)

Basic net loss per share is the same as diluted net loss per share for certain periods presented as the inclusion of all potentially dilutive shares would have been anti-dilutive.

In addition to the restricted shares of common stock, we also excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share as of September 30, 2023 and 2022:

	September 30,
	2023	2022
Stock options	10,272,029	10,598,474
Restricted stock units	16,141,534	8,661,679
Total	26,413,563	19,260,153

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

3. Fair Value

The following tables present the carrying value and fair value of these financial instruments as of September 30, 2023 and December 31, 2022:

	September 30, 2023
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
U.S. Treasury bills	$125,281	$125,298	$—	$—
Certificate of deposits	1,777	—	1,777	—
Total	$127,058	$125,298	$1,777	$—

	December 31, 2022
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
U.S. Treasury bills	$1,383	$—	$1,383	$—
Certificate of deposits	1,477	—	1,477	—
Total	$2,860	$—	$2,860	$—

The carrying value of long-term debt represents the outstanding balance, net of unamortized debt issuance costs. As of September 30, 2023 and December 31, 2022, the fair value of our long-term debt approximates the carrying value.

Our nonfinancial assets and liabilities, which include goodwill, intangible assets, property, and equipment, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess these assets for impairment. There was no such impairment as of September 30, 2023 and December 31, 2022.

U.S. Treasury Securities Investments

As of September 30, 2023, the Company had $123,876 of investments in U.S. Treasury bills which were classified as held to maturity and carried at amortized cost. These investments are included in short-term investments in the condensed consolidated balance sheets as the original maturities are greater than three months and less than twelve months. The Company has the intent and ability to hold these securities to maturity and gross unrecognized gains were $17. There were no U.S. treasury security investments included within short-term investments as of December 31, 2022.

As of September 30, 2023, the Company had $28 of investments in U.S. Treasury bills with an original maturity of less than three months. These investments are considered cash equivalents and are included in cash and cash equivalents in the condensed consolidated balances sheets. There were no U.S. treasury security investments included within cash and cash equivalents as of December 31, 2022.

Restricted Investments

Restricted investments are composed of investments in U.S. Treasury bills and certificates of deposits and are included within other assets in the condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, the Company had $1,405 and $1,383 of restricted investments in U.S. Treasury bills and $1,777 and $1,477 of restricted investments in certificates of deposits, respectively. The Company has the intent and ability to hold these investments until maturity; therefore, these investments are stated at amortized cost. Restricted investments are required to be maintained at a financial institution within certain states. As of September 30, 2023 and December 31, 2022, these investments had maturities with less than 12 months. Due to the nature of the state's requirements, these assets are classified as noncurrent assets regardless of the contractual maturity date.

4. Accounts Receivable

Accounts receivable consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Government receivables	$29,367	$33,200
Pharmacy rebate receivables	72,558	54,605
Other receivables	3,689	5,085
Total accounts receivable	105,614	92,890
Allowance for credit losses	(91)	—
Accounts receivable, net	$105,523	$92,890

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

We recorded credit loss related to accounts receivable of $40 and $39 during the three months ended September 30, 2023 and 2022, respectively, and $91 and $150 during the nine months ended September 30, 2023 and 2022. The amounts were recorded in selling general, and administrative expenses in the condensed consolidated statements of operations.

5. Property and Equipment

Property and equipment consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Computers and equipment	$12,523	$10,967
Office equipment and furniture	4,417	4,470
Software	141,006	119,308
Leasehold improvements	6,158	6,561
Construction in progress	3,163	1,027
Subtotal	167,267	142,333
Less accumulated depreciation	(120,105)	(105,164)
Property and equipment-net	$47,162	$37,169

Depreciation expense for the three months ended September 30, 2023 and 2022 was $5,534 and $4,417, respectively, of which $64 and $57, respectively, were included in medical expenses. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $15,609 and $12,446, respectively, of which $194 and $149, respectively, were included in medical expenses.

For the three and nine months ended September 30, 2023, $361 and $7,370, respectively, of operating lease assets were exchanged for lease liabilities related to newly commenced leases.

6. Goodwill and Intangible Assets

Intangible assets consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$34,826	$—	$34,826	—
License (indefinite lived)	4,967	—	4,967	—
Plan member relationships	2,700	(2,700)	—	9 years
Other	1,050	(737)	313	2 - 10 years
Total	$43,543	$(3,437)	$40,106

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$34,810	$—	$34,810	—
License (indefinite lived)	4,967	—	4,967	—
Plan member relationships	2,700	(2,585)	115	9 years
Other	1,050	(654)	396	2 - 10 years
Total	$43,527	$(3,239)	$40,288

Amortization expense relating to intangible assets for the three months ended September 30, 2023 and 2022, was $27 and $96, respectively. Amortization expense relating to intangible assets for the nine months ended September 30, 2023 and 2022, was $198 and $289, respectively. Estimated amortization expense relating to intangible assets for each of the next five years ending December 31, is as follows:

Remainder of 2023	$28
2024	82
2025	60
2026	60
2027	60
Thereafter	23
$313

There were no impairment charges related to goodwill and intangible assets for the three and nine months ended September 30, 2023 and 2022.

7. Medical Expenses Payable

The following table is a detail of medical expenses payable as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Claims incurred but not paid	$101,900	$88,813
Capitation payable and risk-sharing payable	45,128	50,818
Other	56,407	30,504
Medical expenses payable	$203,435	$170,135

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

The following table presents components of the change in medical expenses payable as of September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Claims incurred but not paid - beginning balance	$88,813	$77,073
Incurred related to:
Current year	360,372	293,036
Prior years	(10,067)	(15,757)
Total incurred, net of reinsurance	350,305	277,279
Payments related to:
Current year	266,218	212,028
Prior years	71,000	56,689
Total payments, net of reinsurance	337,218	268,717
Claims incurred but not paid - ending balance	101,900	85,635
Capitation payable, risk-sharing payable, and other	101,535	85,760
Total medical expenses payable	$203,435	$171,395

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

We re-examine previously established outstanding claims reserve estimates based on actual claims submissions and other changes in facts and circumstances. We recognized a favorable prior year development, excluding provision for adverse deviation, of $2,929 and $5,784 for the three and nine months ended September 30, 2023. The favorable prior year development was primarily due to better-than-expected claims recoveries and actual claims expense being less than expected.

8. Long-Term Debt

Long-term debt is recorded at carrying value in the condensed consolidated balance sheets. The carrying value of long-term debt outstanding, net of unamortized debt issuance costs, consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Long-term debt	$165,000	$165,000
Less unamortized debt issuance costs	(3,405)	(4,098)
Long-term debt-net of amortization	161,595	160,902
Less current portion of long-term debt	—	—
Long-term debt - net of current portion	$161,595	$160,902

Oxford Term Loan

On September 2, 2022 (the "Effective Date"), we entered into a senior secured term loan agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC (“Oxford”), as administrative agent, collateral agent and a lender, and the other lenders from time to time party thereto (collectively, the “Lenders”), pursuant to which the Lenders have agreed to lend an aggregate principal amount of up to $250,000 in a series of term loans (the “Term Loans”). Pursuant to the Oxford Loan Agreement, we received an initial Term Loan of $165,000 on the Effective Date and may borrow up to an additional $85,000 of Term Loans at our option (such additional Term Loans, the “Delayed Draw Term Loans”). Interest on the Term Loans is a variable rate equal to (i) the secured overnight financing rate ("SOFR") administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a floor of 1.00%, plus (ii) an applicable margin of 6.50%. All unpaid principal and accrued and unpaid interest with respect to each Term Loan is due and payable in full on September 1, 2027. The interest rate applied during the quarter ended September 30, 2023 ranged from 11.64% to 11.83%.

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

The Oxford Loan Agreement includes customary events of default, including, among others, payment defaults, breach of representations and warranties, covenant defaults, judgment defaults, insolvency and bankruptcy defaults, and change of control. The occurrence of an event of default could result in the acceleration of the obligations under the Oxford Loan Agreement, termination of the Term Loan commitments and the right to foreclose on the collateral securing the obligations. During the existence of an event of default, the outstanding Term Loans will accrue interest at a rate per annum equal to 2.00% plus the otherwise applicable interest rate. Additionally, in the event of any contemplated asset sale or series of asset sales yielding net proceeds in excess of $2,500, except those excluded per the Oxford Loan Agreement, we are required to prepay the aggregate outstanding principal balance of the Term Loans in an amount equal to the entire amount of the asset sale net proceeds, plus any accrued and unpaid interest.

The Oxford Loan Agreement includes financial covenants that require the Borrower Parties to (i) maintain minimum liquidity, as defined in the Loan Agreement, of $23.0 million and (ii) satisfy a maximum permitted ratio of debt to trailing twelve-month revenue, as set forth in the Loan Agreement. As of September 30, 2023 and December 31, 2022, we were in compliance with the Oxford financial covenants.

Future maturities under the term loan as of September 30, 2023 are as follows:

Period Ending September 30,	Amount
2023	$—
2024	—
2025	1,650
2026	1,650
2027	161,700
$165,000

9. Income Taxes

For the three and nine months ended September 30, 2023, we recorded income tax expense of $0 and $2, respectively. For the three and nine months ended September 30, 2022, we recorded income tax expense of $167 and $167, respectively. The decrease in tax for the three and nine months ended September 30, 2023 when compared to the three and nine months ended September 30, 2022, is primarily attributable to state tax. Our future effective tax rate may vary from the statutory tax rate primarily due to changes in our valuation allowance, state taxes, and excess executive compensation.

We have federal and state cumulative net operating losses ("NOLs") as of September 30, 2023 and December 31, 2022. Given the history of losses, and after consideration for the risk associated with estimates of future taxable income, we established a full valuation allowance against net deferred tax assets at September 30, 2023 and 2022. Under the Tax Cuts and Jobs Act (“TCJA”), federal NOLs generated after 2017 will be carried forward indefinitely but are limited to an 80% deduction of taxable income. NOLs generated prior to 2018 have a 20-year carryforward period and can be used to offset 100% of taxable income. An exception to the TCJA federal NOL rule applies to certain of our subsidiaries and requires all NOLs generated from those entities to have a 20-year carryforward period and offset 100% of taxable income. For the year ended December 31, 2022 federal and state NOL carryforwards were $426,440 and $454,522, respectively. $234,742 of the total federal net operating loss carryforwards have an indefinite life while the remaining federal and state net operating loss carryforwards begin to expire in 2033 if not utilized.

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

The following is a summary of the stock option transactions as of and for the three and nine months ended September 30, 2023:

	Stock Options Outstanding
(amounts in thousands, except shares and per share amount)	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2022	10,603,493	$16.90	8.30	$3,519
Options granted	—	—
Options exercised	—	—
Options forfeited / expired	(19,369)	18.41
Balances as of March 31, 2023	10,584,124	$16.90	8.05	—
Options granted	—	—
Options exercised	—	—
Options forfeited / expired	(17,595)	17.94
Balances as of June 30, 2023	10,566,529	$16.90	7.80	—
Options granted	—	—
Options exercised	—	—
Options forfeited / expired	(294,500)	16.47
Balances as of September 30, 2023	10,272,029	$16.91	7.55	—
Vested and Exercisable as of September 30, 2023	4,951,671	$17.43	7.48	—

Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of our common stock. For the three months ended September 30, 2023 and 2022 and nine months ended September 30, 2023 and 2022, no options were exercised. No options were granted during the three and nine months ended September 30, 2023.

Restricted Stock Awards

Our outstanding RSAs generally vest 25% annually over four years. RSAs converted from pre-IPO awards generally vest on the later of the fourth anniversary of the original vesting commencement date or 50% annually on the first and second anniversary of the IPO.

The following is a summary of RSA transactions for the three and nine months ended September 30, 2023:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2022	4,690,441	$10.85
Vested	(2,083,984)	15.89
Forfeited	(9,514)	9.27
Unvested and outstanding as of March 31, 2023	2,596,943	$6.81
Vested	(89,370)	9.42
Forfeited	(5,708)	9.27
Unvested and outstanding as of June 30, 2023	2,501,865	$6.71
Vested	(1,503,672)	7.15
Forfeited	(20,375)	2.49
Unvested and outstanding as of September 30, 2023	977,818	$6.13

Restricted Stock Units

Our outstanding RSUs generally vest 25% annually over four years.

The following is a summary of RSU transactions for the three and nine months ended September 30, 2023:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2022	8,728,936	$13.93
Granted	2,549,551	6.97
Vested	(1,204,777)	11.95
Cancelled/forfeited	(68,865)	13.18
Unvested and outstanding as of March 31, 2023	10,004,845	$12.40
Granted	244,349	7.06
Vested	(43,195)	10.52
Cancelled/forfeited	(60,406)	10.71
Unvested and outstanding as of June 30, 2023	10,145,593	$12.29
Granted	1,034,421	5.75
Vested	(419,130)	14.72
Cancelled/forfeited	(183,355)	11.53
Unvested and outstanding as of September 30, 2023	10,577,529	$11.57

Performance-based Restricted Stock Units ("PSUs")

On September 14, 2023, the Board of Directors of the Company approved the grant of performance-based restricted stock units under the Company's 2021 Equity Incentive Plan to its executive management team and other key employees. Each grantee is eligible to vest in a number of PSUs ranging from 0% to 150% of the target number of PSUs granted, based on the aggregated achievement by the Company of certain performance metrics during the performance period beginning on January 1, 2024 and ending on December 31, 2024. The achievement of PSUs relative to the approved target is based on the following performance metrics and relative weighting: Health Plan Revenue Growth Percentage (60%), At-Risk Returning Member Medical Benefit Ratio (20%) and Adjusted EBITDA, less Capital Expenditures (20%).

50% of the total number of earned PSUs will become vested upon certification of achievement of the performance metrics by the Compensation Committee on or about March 1, 2025 and the remaining 50% of earned PSUs will be become vested as of December 31, 2025, subject to continued service to the Company through such dates.

The following is a summary of PSU transactions for the three and nine months ended September 30, 2023:

	Performance-based restricted stock units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of June 30, 2023	—	$—
Granted	5,564,005	5.74
Vested	—	—
Cancelled/forfeited	—	—
Unvested and outstanding as of September 30, 2023	5,564,005	$5.74

Equity-Based Compensation Expense

Total equity-based compensation expense was presented on the statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2023	2022	2023	2022
Selling, general and administrative expenses	$11,836	$16,775	$45,159	$52,082
Medical expenses	1,733	1,912	6,024	6,751
Total equity-based compensation expense	$13,569	$18,687	$51,183	$58,833

As of September 30, 2023, there was $116,294 in unrecognized compensation expense related to all non-vested awards (RSAs, options, RSUs and PSUs) that will be recognized over the weighted-average period of 2.04 years.

11. Regulatory Requirements and Restricted Funds

Our health plans or risk-bearing entities are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which it operates.

Risk-Based Capital Regulatory

The National Association of Insurance Commissioners has adopted rules, which, if implemented by the states, set minimum capitalization requirements for insurance companies, health maintenance organizations ("HMOs"), and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (“RBC”) rules, which may vary from state to state. Certain states in which our health plans or risk bearing entities operate have adopted the RBC rules. Our health plans or risk-bearing entities were in compliance with the minimum capital requirements as of September 30, 2023.

Tangible Net Equity

Our health plan in California is required to comply with the tangible net equity (“TNE”) requirements. The required amount is the larger of: (1) $1,000; (2) 2% of the first $150,000 of annualized premium revenue, plus 1% of annualized premium revenue in excess of $150,000; or (3) 8% of the first $150,000 of annualized health care expenditures, except for those paid on a capitated or managed hospital payment basis, plus 4% of the annualized health care expenditures in excess of $150,000, except those paid on a capitated or managed hospital payment basis, plus 4% of annualized hospital expenditures paid on a managed hospital payment basis. We were in compliance with the TNE requirement as of September 30, 2023.

We have the ability to provide additional capital to each of our health plans or risk-bearing entities when necessary to ensure that the RBC and TNE requirements are met.

Certain states regulate the payment of dividends, loans, or other cash transfers from our regulated subsidiaries to our non-regulated subsidiaries and parent company. Such payments may require approval by state regulatory authorities and are limited based on certain financial criteria, such as the entity’s level of statutory income and statutory capital and surplus, or the entity’s level of tangible net equity or net worth, amongst other measures. These regulations vary by state. We were in compliance with the RBC and TNE requirements as of September 30, 2023.

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

On April 27, 2022, a former employee of the Company filed a purported class action lawsuit (Dabney v. Alignment Healthcare USA, LLC, Orange County Superior Court) alleging that the Company failed to provide hourly employees with required meal and rest breaks or pay such workers a premium equal to an hour of pay for missed meal or rest breaks. Discovery in the matter commenced on June 8, 2022. On September 2, 2022, the court granted a stay of proceedings and discovery in anticipation of mediation scheduled for August 2023. On August 15, 2023, the Company entered into a tentative settlement of the action in consideration of an aggregate payment of $912,500. The settlement of this matter is subject to approval by the court which is expected in the first quarter of 2024. As a result of the tentative settlement, the Company has accrued for a potential liability of $912,500 as of September 30, 2023 for this matter, which was recorded within accounts payable and accrued expenses on the condensed consolidated balance sheet and selling, general and administrative expenses on the condensed consolidated statement of operations.

We may be involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate resolution of legal proceedings is not expected to have a material adverse effect on the condensed consolidated financial statements. Amounts accrued for legal proceedings were not material as of September 30, 2023 and December 31, 2022.

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

Overview

Alignment is a next generation, consumer-centric platform designed to improve the healthcare experience for seniors. We deliver this experience through our Medicare Advantage plans, which are customized to meet the needs of a diverse array of seniors. Our innovative model of consumer-centric healthcare is purpose-built to provide seniors with care as it should be: high quality, low cost and accompanied by a vastly improved consumer experience. We combine a proprietary technology platform and a high-touch clinical model that enhances our members’ lifestyles and health outcomes while simultaneously controlling costs, which allows us to reinvest savings back into our platform and products to directly benefit the senior consumer. We have grown Health Plan Membership, which we define as members enrolled in our health maintenance organization ("HMO") and preferred provider organization ("PPO") contracts, from approximately 13,000 at inception to 115,600 as of September 30, 2023, representing a 28% compound annual growth rate across 52 markets and 6 states. Our ultimate goal is to bring this differentiated, advocacy-driven healthcare experience to millions of senior consumers in the United States and to become the most trusted senior healthcare brand in the country.

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

For the 2023 plan year, Alignment offers plans in 52 markets across California (21 markets), North Carolina (16 markets), Nevada (6 markets), Arizona (3 markets), Texas (2 markets) and Florida (4 markets). There are approximately 8.5 million Medicare-eligible seniors in our current markets.

Factors Affecting Our Performance

Our proprietary technology platform, AVA, is a key element of our business with capabilities that we expect to impact our future performance. AVA enables us to personalize and manage our member relationships, care quality and experience, and to coordinate and manage risk with our provider partners. AVA’s unified platform, analytical tools and data across the healthcare ecosystem enable us to produce consistent outcomes, unit economics and support new member growth. Additionally, our historical financial performance has been, and we expect our financial performance in the future will be, driven by our ability to:

•
Capitalize on Our Existing Market Growth Opportunity: Our ability to attract and retain members to grow in our existing markets depends on our ability to offer a superior value proposition. We have proven that we can compete against, and take market share from, large established players in highly competitive markets. According to CMS data, we were one of the top three Medicare Advantage Organizations in terms of HMO net members growth in our California counties between 2016 and 2023. There are approximately 4.5 million Medicare-eligible individuals enrolled in Medicare Advantage plans in our existing 52 counties, of which our approximately 115,600 Health Plan Members represents only 3% market share. We believe that there are still significant opportunities for future growth even in our most mature markets where we have a 10-20% market share. Additionally, we are evaluating other opportunities to leverage our historical investments in our technology platform and our comprehensive clinical model across our existing and potentially new geographies. For example, in April 2021, we entered into CMS Innovation Center’s Direct Contracting program, which allows us to partner directly with physicians to help manage their Medicare FFS patient populations and participate in the upside and downside risk associated with managing the health of such patients. CMS announced it is replacing the DCE program with the "ACO Realizing Equity, Access, and Community Health Model" or "ACO REACH" model, which became effective January 1, 2023. As of September 30, 2023 we had approximately 7,400 ACO REACH seniors in our arrangement with our clinician partners.
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
•
Provide Superior Service, Care and Consumer Satisfaction: We are highly focused on providing superior service and care to our members and on maintaining high levels of consumer satisfaction, which are key to our financial performance and growth. The CMS Five Star Quality Rating System provides economic incentives to Medicare Advantage plans that achieve higher Star ratings by (i) meeting certain care criteria (such as completing particular preventative screening procedures or ensuring proper follow-up care is provided for specific conditions or episodes) and (ii) receiving high member satisfaction ratings. These incentives impact financial performance in the year following the CMS Rating Year (for example, CMS’s announcement of the 2023 Ratings occurred in the second half of 2022 and will impact our financial performance in 2024). In aggregate, more than 90% of our health plan members are enrolled in plans rated 4 stars and above, meaning the vast majority of members consistently receive a high-quality care experience, as defined under CMS star measurement criteria. Additionally, the California HMO plan has achieved a 4-star or greater rating for seven consecutive years.
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

Executive Summary

The following table presents key financial statistics for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in '000's, except percentages)	2023	2022	% Change	2023	2022	% Change
Health plan membership (at period end)	115,600	98,000	18.0%	115,600	98,000	18.0%
Medical benefits ratio	86.7%	86.3%	0.4%	88.2%	85.5%	2.7%
Revenues	$456,709	$360,348	26.7%	$1,358,243	$1,072,348	26.7%
Loss from Operations	$(29,756)	$(33,410)	NM(2)	$(85,904)	$(76,533)	NM(2)
Net loss	$(35,077)	$(40,247)	NM(2)	$(100,942)	$(92,644)	NM(2)
Adjusted EBITDA(1)	$(8,420)	$(9,493)	NM(2)	$(15,647)	$(3,063)	NM(2)
Adjusted gross profit (1)	$60,627	$49,467	22.6%	$159,623	$155,371	2.7%

(1)
See “Adjusted EBITDA” and "Adjusted Gross Profit" below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
(2)
Not meaningful

Health Plan Membership

We define Health Plan Membership as the number of members enrolled in our HMO and PPO contracts as of the end of a reporting period. We believe this is an important metric to assess growth of our underlying business, which is indicative of our ability to consistently offer a superior value proposition to seniors. This metric excludes third party payor members with respect to which we are at-risk for managing their healthcare expenditures, which represented approximately 400 members and 500 members as of September 30, 2023 and 2022, respectively. It also excludes the approximately 7,400 traditional Medicare seniors for which we are at-risk for managing their healthcare expenditures through our ACO REACH contract with CMS.

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

Adjusted gross profit is reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(dollars in thousands)
Loss from operations	$(29,756)	$(33,410)	$(85,904)	$(76,533)
Add back:
Equity-based compensation (medical expenses)	1,733	1,912	6,024	6,751
Depreciation (medical expenses)	64	57	194	149
Depreciation and amortization	5,497	4,456	15,613	12,586
Selling, general, and administrative expenses	83,089	76,452	223,696	212,418
Total add back	90,383	82,877	245,527	231,904
Adjusted gross profit	$60,627	$49,467	$159,623	$155,371

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net loss before interest expense, income taxes, depreciation and amortization expense, reorganization and transaction-related expenses, acquisition expenses, certain litigation costs and settlements, gains or losses on subleases, and equity-based compensation expense. Adjusted EBITDA is a key measure used by our management and our Board to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operating plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA provides useful measures for period-to-period comparisons of our business, as we do not consider the excluded items to be part of our ongoing results of operations. Given our intent to continue to invest in our platform and the scalability of our business in the short to medium-term, we believe Adjusted EBITDA over the long term will be an important indicator of value creation.

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

Adjusted EBITDA is reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(dollars in thousands)
Net loss	$(35,077)	$(40,247)	$(100,942)	$(92,644)
Less: Net loss attributable to noncontrolling interest	30	—	134	—
Add back:
Interest expense	5,466	4,605	15,747	13,496
Depreciation and amortization	5,561	4,513	15,807	12,735
Income taxes	-	167	2	167
EBITDA	(24,020)	(30,962)	(69,252)	(66,246)
Equity-based compensation(1)	13,569	18,687	51,183	58,833
Reorganization and transaction-related expenses(2)	—	579	—	579
Acquisition expenses(3)	81	7	761	1,066
Litigation costs and settlement (4)	1,950	—	1,950	—
(Gain) loss on sublease(5)	—	—	(289)	509
Loss on extinguishment of debt	—	2,196	—	2,196
Adjusted EBITDA	$(8,420)	$(9,493)	$(15,647)	$(3,063)

(1)
Represents equity-based compensation related to grants made in the applicable year, as well as equity-based compensation related to the timing of the IPO, which includes previously issued stock appreciation rights ("SARs") liability awards, modifications related to transaction vesting units, and grants made in conjunction with the IPO.
(2)
Represents legal, professional, accounting and other advisory fees related to a secondary offering that are considered non-recurring and non-capitalizable.
(3)
Represents acquisition-related fees, such as legal and advisory fees, that are non-capitalizable.
(4)
Represents (a) $0.1 million in legal fees and a $0.9 million reserve for settlement related to a wage and hour class action lawsuit and (b) $0.9 million in legal fees related to legal action initiated by the Company seeking injunctive relief prohibiting member solicitation in violation of CMS regulations. Refer to Note 12, "Commitments and Contingencies" in our condensed consolidated financial statements for more information regarding certain related litigation. Costs reflected consist of litigation costs considered outside of the ordinary course of business based on the following considerations which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years, (ii) complexity of the case, (iii) nature of the remedies sought, (iv) litigation posture of the Company, (v) counterparty involved, and (vi) the Company's overall litigation strategy.
(5)
Represents gain or loss related to right of use ("ROU") assets that were subleased in the respective period.

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(dollars in thousands)
Revenues:
Earned premiums	$450,235	$359,978	$1,341,924	$1,071,450
Other	6,474	370	16,319	898
Total revenues	456,709	360,348	1,358,243	1,072,348
Expenses:
Medical expenses	397,879	312,850	1,204,838	923,877
Selling, general and administrative expenses	83,089	76,452	223,696	212,418
Depreciation and amortization	5,497	4,456	15,613	12,586
Total expenses	486,465	393,758	1,444,147	1,148,881
Loss from operations	(29,756)	(33,410)	(85,904)	(76,533)
Other expenses:
Interest expense	5,466	4,605	15,747	13,496
Other expenses (income)	(145)	(131)	(711)	252
Loss on extinguishment of debt	—	2,196	—	2,196
Total other expenses	5,321	6,670	15,036	15,944
Loss before income taxes	(35,077)	(40,080)	(100,940)	(92,477)
Provision for income taxes	—	167	2	167
Net loss	$(35,077)	$(40,247)	$(100,942)	$(92,644)
Less: Net loss attributable to noncontrolling interest	30	—	134	—
Net loss attributable to Alignment Healthcare, Inc.	$(35,047)	$(40,247)	$(100,808)	$(92,644)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(% of revenue)
Revenues:
Earned premiums	99%	100%	99%	100%
Other	1	—	1	—
Total revenues	100	100	100	100
Expenses:
Medical expenses	87	87	89	86
Selling, general and administrative expenses	18	21	16	20
Depreciation and amortization	1	1	1	1
Total expenses	106	109	106	107
Loss from operations	(6)	(9)	(6)	(7)
Other expenses:
Interest expense	1	1	1	2
Other expenses (income)	—	—	—	—
Loss on extinguishment of debt	—	1	—	—
Total other expenses	1	2	1	2
Loss before income taxes	(7)	(11)	(7)	(9)
Provision for income taxes	—	—	—	—
Net loss	(7)	(11)	(7)	(9)
Less: Net loss attributable to noncontrolling interest	—	—	—	—
Net loss attributable to Alignment Healthcare, Inc.	(7)%	(11)%	(7)%	(9)%

Revenues

	Three Months Ended September 30,		Change
	2023	2022	$	%
(dollars in thousands)
Revenues:
Earned premiums	$450,235	$359,978	$90,257	25.1%
Other	6,474	370	6,104	1649.7%
Total revenues	$456,709	$360,348	$96,361	26.7%

	Nine Months Ended September 30,		Change
	2023	2022	$	%
(dollars in thousands)
Revenues:
Earned premiums	$1,341,924	$1,071,450	$270,474	25.2%
Other	16,319	898	15,421	1717.3%
Total revenues	$1,358,243	$1,072,348	$285,895	26.7%

Revenues. Earned premium revenues were $450.2 million and $360.0 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $90.2 million or 25.1%. Earned premium revenues were $1,341.9 million and $1,071.4 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $270.5 million or 25.2%. The increase was driven by a combination of growth in our Health Plan membership and higher revenue per member per month in 2023 as compared to 2022. Health plan membership increased 18.0% between September 30, 2022 and September 30, 2023. The increase in revenue per member per month is primarily attributable to an increase in the CMS benchmark rates. Additionally, ACO REACH revenue, also included in earned premiums, increased $18.1 million, or 146.9%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and $55.0 million, or 145.6%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Other revenues increased $6.1 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, an increase of 1,649.7%. Other revenues increased $15.4 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, an increase of 1,717.3%. The increase is mainly attributable to an increase in the interest rate of our interest earning cash balances.

Expenses

	Three Months Ended September 30,		Change
	2023	2022	$	%
(dollars in thousands)
Expenses:
Medical expenses	$397,879	$312,850	$85,029	27.2%
Selling, general and administrative expenses	83,089	76,452	6,637	8.7%
Depreciation and amortization	5,497	4,456	1,041	23.4%
Total expenses	$486,465	$393,758	$92,707	23.5%

	Nine Months Ended September 30,		Change
	2023	2022	$	%
(dollars in thousands)
Expenses:
Medical expenses	$1,204,838	$923,877	$280,961	30.4%
Selling, general and administrative expenses	223,696	212,418	11,278	5.3%
Depreciation and amortization	15,613	12,586	3,027	24.1%
Total expenses	$1,444,147	$1,148,881	$295,266	25.7%

Medical Expenses. Medical expenses were $397.9 million and $312.9 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $85.0 million, or 27.2%. Medical expenses were $1,204.8 million and $923.9 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $280.9 million, or 30.4%. The increase was driven primarily by the growth in Alignment’s Health Plan membership, as well as growth in ACO REACH membership. Overall, medical expenses for the three and nine months ended September 30, 2023 grew at a higher rate than earned premium revenues compared to the three and nine months ended September 30, 2022, due to a mix shift of revenue growth with ACO REACH patients, richer member benefits, and a smaller amount of favorable prior year development.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $83.1 million and $76.5 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $6.6 million, or 8.7%. Selling, general and administrative expenses were $223.7 million and $212.4 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $11.3 million, or 5.3%. The increase for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, respectively, was primarily due to an increase in ongoing investments and expenditures in network development, operations and sales and marketing to drive the growth of Alignment's Health Plan membership, and $0.9 million related to a potential legal settlement, as discussed in Note 12, "Commitments and Contingencies" in our condensed consolidated financial statements.

Depreciation and Amortization. Depreciation and amortization expense was $5.5 million and $4.5 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $1.0 million, or 23.4%. Depreciation and amortization expense was $15.6 million and $12.6 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $3.0 million, or 24.1%. The increase was primarily due to the amount and timing of our capital expenditures and the associated depreciation relative to 2022.

Other Expenses

Interest expense. Interest expense was $5.5 million and $4.6 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $0.9 million or 19.6%. Interest expense was $15.7 million and $13.5 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $2.2 million or 16.3%. The increase in interest expense was primarily due to a higher interest rate on our debt balance during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022.

Other expenses (income). Other expenses (income) were $(0.1) million and $(0.1) million for the three months ended September 30, 2023 and 2022. Other expenses (income) were $(0.7) million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $1.0 million or 333%. The increase is primarily attributable to a gain related to ROU assets that were subleased during the three months ended September 30, 2023.

Liquidity and Capital Resources

General

To date, we have financed our operations principally through our proceeds raised through an IPO, private placements of our equity securities, revenues, and certain term loans (described below). As of September 30, 2023, we had $515.6 million in cash, cash equivalents and short-term investments. Deferred premium revenue represented $146.3 million of the cash balance as of September 30, 2023 and is primarily due to the timing of our monthly premium revenue payments from CMS.

In addition, we operate as a holding company in a highly regulated industry. Alignment Healthcare, Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. As of September 30, 2023, the parent company had $187.0 million in cash, cash equivalents and short-term investments.

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

Oxford Term Loan

On September 2, 2022 (the “Effective Date”), we, Alignment Healthcare USA, LLC, an indirect subsidiary of the Company (the “Borrower”) and certain of our other subsidiaries (together with the Company and the Borrower, the “Borrower Parties”) entered into a term loan agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC (“Oxford”), as administrative agent, collateral agent and a lender, and the other lenders from time to time party thereto (collectively, the “Lenders”), pursuant to which the Lenders have agreed to lend the Borrower an aggregate principal amount of up to $250.0 million in a series of term loans (the “Term Loans”). Pursuant to the Oxford Loan Agreement, the Borrower received an initial Term Loan of $165.0 million on the Effective Date and may borrow up to an additional $85.0 million of Term Loans at its option (such additional Term Loans, the “Delayed Draw Term Loans”). Interest on the Term Loans is a variable rate equal to (i) the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a floor of 1.00%, plus (ii) an applicable margin of 6.50%. All unpaid principal and accrued and unpaid interest with respect to each Term Loan is due and payable in full on September 1, 2027. The interest rate applied during the quarter ended September 30, 2023 ranged from 11.64% to 11.83%.

The Term Loans are guaranteed by certain of our wholly owned subsidiaries and collateralized by all unrestricted assets.

For certain prepayments of the Term Loans prior to the second anniversary of the Effective Date, we will be required to pay a prepayment fee ranging from 1.00% to 2.00% of the principal amount of the Term Loans being prepaid.

The Oxford Loan Agreement includes customary events of default, including, among others, payment defaults, breach of representations and warranties, covenant defaults, judgment defaults, insolvency and bankruptcy defaults, and change of control. The occurrence of an event of default could result in the acceleration of the obligations under the Oxford Loan Agreement, termination of the Term Loan commitments and the right to foreclose on the collateral securing the obligations. During the existence of an event of default, the outstanding Term Loans will accrue interest at a rate per annum equal to 2.00% plus the otherwise applicable interest rate. Additionally, in the event of any contemplated asset sale or series of asset sales yielding net proceeds in excess of $2,500, except those excluded per the Oxford Loan Agreement, we are required to prepay the aggregate outstanding principal balance of the Term Loans in an amount equal to the entire amount of the asset sale net proceeds, plus any accrued and unpaid interest.

The Oxford Loan Agreement includes financial covenants that require the Borrower Parties to (i) maintain minimum liquidity, as defined in the Loan Agreement, of $23.0 million and (ii) satisfy a maximum permitted ratio of debt to trailing twelve-month revenue, as set forth in the Loan Agreement. As of September 30, 2023, we were in compliance with the financial covenants.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Net cash provided by operating activities	$128,279	$103,836
Net cash used in investing activities	(146,245)	(20,110)
Net cash provided by financing activities	60	17,120
Net change in cash	(17,906)	100,846
Cash, cash equivalents and restricted cash at beginning of period	411,299	468,350
Cash, cash equivalents and restricted cash at end of period	$393,393	$569,196

Operating Activities

For the nine months ended September 30, 2023, net cash provided by operating activities was $128.3 million, an increase of $24.5 million compared to net cash provided by operating activities of $103.8 million for the nine months ended September 30, 2022. The net cash provided by operating activities for both periods is mainly attributable to the timing of our monthly premium revenue payments from CMS. We typically receive our monthly premium payments from CMS on the first day of the month. However, as the first day of October 2023 and 2022 did not occur on a business day, we received the October premium payments on the last day of September. At September 30, 2023 and September 30, 2022, we recorded deferred premium revenue of $146.3 million and $116.8 million, respectively. Excluding deferred premium revenue for the nine months ended September 30, 2023 and 2022, we had net cash used in operating activities of $17.8 million and $12.5 million, respectively, an increase of $5.3 million. The increase is mainly attributable to an increase in net loss for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Investing Activities

For the nine months ended September 30, 2023, net cash used in investing activities was $146.2 million, an increase of $126.1 million compared to net cash used in investing activities of $20.1 million for the nine months ended September 30, 2022. The increase primarily relates to the purchase of short-term treasury securities during the nine months ended September 30, 2023.

Financing Activities

For the nine months ended September 30, 2023, net cash provided by financing activities was $0.06 million. For the nine months ended September 30, 2022, there was net cash provided by financing activities of $17.1 million. The decrease in net cash provided by financing activities is mainly attributable to cash received in connection with our long-term debt refinancing in Q3 2022 that did not recur in the current quarter.

Material cash requirements from known contractual and other obligations

There have been no material changes to our contractual obligations disclosed in our Annual Report.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2023.

Changes to our Internal Controls over Financial Reporting:

There were no material changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees began working remotely in March 2020. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. We are continually monitoring and assessing our remote working environment to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

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

10.1+

Employment Agreement, dated as of September 25, 2023, 2023, between Alignment Healthcare USA, LLC and Hyong (Ken) Kim, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 6, 2023).

10.2+

Separation Agreement and General Release, dated as of August 9, 2023, between Alignment Healthcare USA, LLC and Dinesh Kumar (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 15, 2023).

10.3*+	Separation Agreement and General Release, dated as of July 13, 2023, between Alignment Healthcare USA, LLC and Richard Cross.
10.4+	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 15, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alignment Healthcare, Inc.

Date: November 2, 2023	By:	/s/ John Kao
John Kao
President and Chief Executive Officer

Date: November 2, 2023	By:	/s/ Thomas Freeman
Thomas Freeman
Chief Financial Officer