Form 10-K
period 2023-12-31
Alignment Healthcare, Inc.
filed 2024-02-27
CIK 1832466

ta

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of voting shares held by non-affiliates of the Registrant was $675,468,842 as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter (based on a closing price of $5.75 per share). This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting common stock.

As of February 22, 2024, the registrant had 188,977,667 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2024, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

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

Our company name, Alignment Healthcare, reflects one of our founding principles: to align all stakeholders in the healthcare ecosystem around doing what is best for the senior consumer. Our business model is value-based, and our ultimate profitability is aligned with the healthcare outcomes of our seniors. We also enter into downstream contracts that are tailored to each providers’ capabilities and local market structure. These contracts employ various value-based payment models, such as shared risk or gainshare arrangements, which are designed to ensure that our provider partners are incentivized to improve the health outcomes of our seniors. In order to successfully manage the financial risk of delivering healthcare for our seniors, we utilize advanced tools, enable access to unified data, and maintain broad coverage and management over an ecosystem of healthcare professionals who are aligned to provide the best possible care.

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

Given Alignment’s entrepreneurial heritage, a focus on continuous improvement and innovation is at the heart of our culture and DNA. We constantly solicit feedback from our members and seek opportunities to provide new solutions to meet their healthcare and lifestyle needs. We further believe our focus on innovation is a critical competitive advantage that enables our superior member experience, cost and health outcomes. Examples of our continued innovation include:

•
Our Technology: In 2014, we started to build the unified data architecture that now forms the foundation of the AVA technology platform. We began with four clinical applications focused on member health and have since evolved the platform to encompass over 200 AI models and over 250 business intelligence dashboards across all aspects of our health plan and clinical operations. AVA provides users with the data and information they need to optimally support our seniors.
•
Our Care Model: In 2017, we launched our Care Anywhere program that now serves over 8,000 high-risk members. While the program was initially a home-based care model, we rapidly developed virtual care capabilities in response to the COVID-19 pandemic in order to protect our members and our clinicians while still maintaining high levels of care and satisfaction. While we recognize that certain visits require in-person care, we expect that virtual care will remain a preferred modality for many of our seniors going forward given the flexibility and convenience that it offers.
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

Industry Overview

The U.S. healthcare system has grown too complex and costly to meet the evolving needs of senior consumers who are increasingly exercising control over how they manage their overall health and wellness

We are exclusively focused on serving the senior population, a significant and rapidly growing segment within the United States. As used in this annual report, “seniors” refer to Medicare-eligible persons, which are primarily people over the age of 65. Seniors are living longer than previous generations, with approximately 10,000 adults becoming eligible for Medicare each day, according to the U.S. Census Bureau. The population of U.S. seniors is expected to grow to 71.2 million by 2030, up from 57.8 million in 2022, and to increase as a percentage of the population from 17% to 21% over the same period. As our targeted population grows, so do their needs and demands.

Rising healthcare costs, particularly among the growing senior population, are uncoupled from outcomes

The growing senior population is putting additional pressure on an already-strained healthcare system. According to the Kaiser Family Foundation, from 2010 to 2022, net Medicare spending increased from approximately $450 billion to more than $744 billion at an annual growth rate of 4%. The Congressional Budget Office projected net Medicare spending at $826 billion in 2023 and expects that figure to exceed $1.3 trillion by 2031, representing an 7% compound annual growth rate. Despite increasing healthcare spending, U.S. seniors have poor health outcomes relative to other developed nations, exemplified through lower life expectancy, higher levels of hospital utilization and greater prevalence of chronic conditions. A significant portion of our nation’s unsustainably high healthcare costs are a direct result of the underserved senior population, especially high-risk and high-acuity seniors.

The fragmented U.S. healthcare system is complex and burdensome for seniors, particularly those with chronic, complex conditions driving a significant amount of the total spend

Navigating the U.S. healthcare system is particularly complex and burdensome for seniors, who often have more significant care needs and complex medical conditions. Seniors today experience a healthcare landscape that is fragmented across disparate point solutions and uncoordinated healthcare providers. According to the National Council on Aging, approximately 95% of the U.S. senior population suffers from at least one chronic illness, while nearly 80% of the senior population has been diagnosed with at least two chronic illnesses. Anyone who has cared for a senior understands the tremendous challenge this can represent. This dynamic results in a small percentage of the population representing a disproportionately high level of healthcare expenditures. According to a study by the American Hospital Association, 36% percent of the Medicare population has four or more chronic conditions. Spending on chronic conditions collectively represents more than 75% of total Medicare spending according to the CDC. Many of these individuals have complex co-morbidities and would benefit from highly coordinated clinical care along with integrated social, psychological, pharmaceutical and functional support. Existing care models have failed to provide the level of coordination that these seniors need and deserve.

Traditional Medicare has struggled to incentivize high-quality, low-cost care, but Medicare Advantage is designed to employ value-based care to achieve better outcomes

Under the Medicare system, seniors have two primary choices for health insurance once they reach the age of 65. They can enroll in (i) traditional Medicare fee-for-service ("FFS") administered by CMS, or (ii) a Medicare Advantage plan administered by a managed care company. Traditional Medicare FFS offers members few network restrictions, but often leaves them exposed to catastrophic events with substantial out-of-pocket costs for care and drug coverage and does not provide supplemental benefits. The Medicare Advantage system offers a greater value proposition to the senior in that it often provides enhanced pharmaceutical coverage, greater certainty of expected annual costs, out of pocket limits, holistic supplemental benefits and better catastrophic coverage relative to traditional Medicare.

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

The enhanced value-proposition of value-based care models, coupled with the aging senior population, are leading to significant growth in Medicare Advantage

A growing number of seniors are choosing Medicare Advantage plans over traditional Medicare FFS. In 2010, only 24% of the Medicare eligible population, or 11.1 million seniors, were enrolled in a Medicare Advantage plan. In 2023, this number had grown to 51% of the Medicare eligible population, or 32.7 million seniors. Industry projections have forecasted a continued increase in the Medicare Advantage penetration rate, with the Kaiser Family Foundation estimating that Medicare Advantage penetration will accelerate to approximately 54% in 2024.

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

Our Market Opportunity

We address a $826 billion market opportunity today that is expected to grow 7% annually over the next decade.

We built the Alignment Healthcare platform to bring tech-enabled, consumer-centric healthcare to all seniors in the United States. Seniors represent the highest proportion of healthcare spending in the United States on a per capita basis. There are approximately 8.5 million Medicare eligible seniors and approximately 4.6 million Medicare Advantage enrollees in our current markets, which we estimate represents a total addressable market of approximately $105 billion.

We believe there is tremendous opportunity to further scale our business and address the growing need for seniors to experience a better approach to healthcare. The Congressional Budget Office projected net Medicare spending at $826 billion in 2023 and expects that figure to exceed $1.3 trillion by 2031, representing a 7% compound annual growth rate. Furthermore, with seniors increasingly choosing Medicare Advantage over traditional Medicare FFS, federal spending on payments to Medicare Advantage plans is projected to increase from $473 billion in 2023 to $689 billion in 2027, representing a 10% compound annual growth rate. Ultimately, we believe our relentless pursuit of putting the senior first will allow us to capture market share in a sector with significant demographic tailwinds.

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

4) Richest coverage and benefits: We leverage our improved clinical and operating results to proactively invest in more comprehensive coverage and richer benefits for our members, as well as in additional services that support the full spectrum of seniors’ daily healthcare and social needs. While we tailor our various products to meet the individual needs of our diverse consumers, we strive to consistently deliver the Alignment experience and enhanced value proposition across all offerings. For example, in 2024 we are offering $0 member premium products in 50 out of our 53 markets across California, North Carolina, Nevada, Arizona, Florida and Texas.

5) Drives growth: Our next generation platform is designed to drive superior member experiences, differentiated clinical results and strong financial outcomes, which has led to a compound growth rate since inception through December 31, 2023, of 34% in revenue and 28% in the number of members enrolled in our HMO and PPO contracts ("Health Plan Membership"). See “—Our Results” below. As we continue to grow and increase density within existing markets, Alignment’s brand recognition with senior consumers, relationships with the broker community, and ability to influence provider behavior will continue to power our flywheel and drive sustained growth in our current and new markets.

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

Our ability to deliver lower healthcare costs while improving the consumer’s experience is a unique competitive advantage. In 2023, we achieved a net promoter score of greater than 60 versus the industry average of 40 and a hospitalization rate of approximately 156 hospitalizations per every 1,000 at-risk members, which is approximately 38% lower than the 2019 Medicare FFS performance in our markets. Our care model resulted in a 48% reduction in 2022 emergency room visits among our members compared to 2019 Medicare fee-for-service ER visits and a 26% reduction in member 30-day readmission rates compared to 2019 Medicare fee-for-service readmission rates. This differentiation has led to our demonstrated ability to rapidly scale, as evidenced by the expansion of our model to 53 markets across six states covering approximately 155,500 Health Plan Members as of January 1, 2024. We believe we have proven that our model is highly predictable and repeatable across different markets and will enable strong growth on a national level as we pursue our vision of becoming the most trusted senior healthcare brand in the country.

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

We believe that addressing the social determinants of health has a significant impact on the overall health of our seniors. As such, we have expanded our focus beyond traditional medical benefits to design products that provide seniors with a package of benefits and experiences that cover both healthcare and lifestyle needs. In addition to competitive pricing and coverage for primary care providers, specialists, inpatient and emergency room visits, vision, hearing, lab/x-ray services, pharmaceutical coverage and other similar benefits that many Medicare Advantage plans offer, we offer numerous additional features including:

•
ACCESS On-Demand Concierge card: We provide our members with an ACCESS On-Demand Concierge “Black Card”, an innovative pre-paid debit card that provides consumers with an Alignment-driven retail experience combined with incentives for engaging in healthy behavior. The card is pre-funded monthly as part of our supplemental benefit program and allows our members to purchase over-the-counter products at over 68,000 participating retail stores, including Walgreens, Rite Aid, Walmart, CVS, Family Dollar, and Dollar General In some markets, our chronically ill members are also eligible for monthly grocery benefits at participating locations including the Kroger family of stores — a benefit intended to address the health challenge of food insecurity. The card also incentivizes healthy behavior as seniors are provided with rewards for completing various wellness initiatives, a significant preventative aspect of improving outcomes.
•
Co-Branded Partnerships: We have partnered with Walgreens and Instacart to offer co-branded Medicare Advantage plans. Through the Instacart co-branded plan, members receive a complimentary Instacart membership, as well as a quarterly grocery allowance. The Walgreens co-branded plan allows members to use their over-the-counter benefits at Walgreens or online through a mail-order provider. The Walgreens plan also offers comprehensive medical and prescription drug coverage including a $0 copay on more than 10,000 prescription drugs at Walgreens and other in-network pharmacies.
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
•
Unified Data Architecture: AVA ingests data through direct feeds and APIs from over 200 sources, including institutional admissions, authorizations, medical claims, lab results, electronic medical records, prescriptions, connected devices (e.g., blood pressure monitors, scales, glucose readers), call centers, emergency room visits, “Black Card” purchases, health information exchanges, and health risk assessments (e.g., mental status, social determinants). Once the data is ingested, it is cleansed and normalized so that data across different formats (PDFs, natural language, transactional, structured and unstructured) can be correlated, analyzed and leveraged across the ecosystem. This unified data then powers our key stakeholders in the ecosystem with accurate, consistent, and timely data. For example, this data is used to segment our population by acuity, identify at-risk members, intervene with preventative treatments, provide personalized care, and engage members in near real-time to deliver superior and more consistent health outcomes.
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
•
Workflows: Based on the output of our data models, we are able to orchestrate specific workflows, in real-time, that benefit the members and their ecosystem, including doctors, nurses, caregivers, health plan operational teams and brokers. When triggered by the relevant data, AVA will deliver prescriptive insights that guide providers’ workflows to deliver personalized care to members. Examples of workflows can include: ordering a prescription, alerting a caregiver, calling the member, transferring information from a lab to a doctor, and developing a treatment plan.
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
•
External Providers: AVA transforms care delivery by shifting the paradigm from “silos of care” to physicians and payors working together as partners through technology-enablement. Medical group leaders, doctors and front-line administrative staff are provided comprehensive information to streamline and support the coordination of member care. AVA provider applications drive workflows and action lists to improve member outcomes at a lower cost and lower visit frequency. Providers are given access to AVA applications to track utilization, gaps in clinical care, and health risk assessments. This data is utilized to prioritize which members to see, and which members may benefit from various health engagement strategies.
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

Our care delivery model creates a highly personalized experience that is unique to each member depending on their personal health and circumstances. Our clinical continuum separates seniors into four categories in order to provide optimized care for every stage of a senior’s life: healthy, healthy utilizer, pre-chronic and chronic. We organize members into these care requirement categories using insights derived from AVA, which reflects detailed profiles of each members’ individual risks and gaps in care based on our longitudinal and comprehensive data sets. The data below represents a sample of our population stratification from 2023.

AVA | Member Risk Stratification

74% MEMBERSHIP | **5%** INSTITUTIONAL COSTS

HEALTHY

- 74% MEMBERSHIP
- 5% INSTITUTIONAL CLAIMS

26% MEMBERSHIP | **95%** INSTITUTIONAL COSTS

HEALTHY UTILIZER

- 7% MEMBERSHIP
- 19% INSTITUTIONAL CLAIMS

PRE-CHRONIC

- 7% MEMBERSHIP
- 1% INSTITUTIONAL CLAIMS

CHRONIC

- 12% MEMBERSHIP
- 74% INSTITUTIONAL CLAIMS

Average Member Primary Care Physician (PCP) Visits Per Year: ~5

Estimated Care Anywhere Member Touches Per Year: ~25

Healthy: The typical member in the “healthy” category requires low levels of medical care. Healthy members comprise approximately 74% of our membership base but account for only 5% of the institutional claims submitted.

Healthy Utilizer: The typical member in the “healthy utilizer” category is an otherwise healthy senior who has had isolated or unexpected health challenges requiring significant medical care. Healthy utilizers comprise approximately 7% of our membership base and account for 19% of the institutional claims submitted.

Pre-Chronic: The typical member in the “pre-chronic category” is identified as high-risk by AVA but has yet to incur significant healthcare expenditures. We also refer to these members as on the “launching pad”, and by deploying our targeted care programs towards this population we work to prevent or slow their increasing acuity levels. Pre-chronic members comprise approximately 7% of our membership but account for only 1% of the institutional claims submitted. Our active approach to monitoring gaps in care and acting before emerging health problems worsen is reflective of the culture of care embedded in our organization, and our focus on being a persistent advocate for our members.

Chronic: The typical member in the “chronic” category is generally a complex patient with multiple chronic conditions in need of significant, coordinated care. Chronic members comprise 12% of our membership but account for 74% of the institutional claims submitted.

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

We structure our Care Anywhere program with a focus on prioritizing compassionate and effective care delivery and proactive health management. Key features of the Care Anywhere program include: proactive outreach; 24/7 access; highly detailed personalized care plans; and enhanced coordination of care and social needs. Standardized care programs are targeted to seniors based on their underlying conditions, such as Chronic Heart Failure or Chronic Obstructive Pulmonary Disorder, which are then personally tailored based on each individual’s underlying circumstances. We engage with this high-risk group of seniors based on their preferences for care delivery, which is typically in their homes or through telephonic and video consultations. Our abrupt modality of care exemplifies our adaptability and willingness to prioritize the safety and convenience of our members most in need of care.

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

Alignment Superior Solution: Alignment’s on-call physician queries the member regarding his food instability, and after gaining an understanding of the significant barriers he faces has food delivered to Mr. Jones within 30 minutes to elevate his blood sugar. Mr. Jones is enrolled in the Care Anywhere program and seen by a nurse the next morning, who then enrolls him into Mom’s Meals food delivery program. Mr. Jones has regular check-ins with the Alignment social worker and Care Anywhere provider which prevents further emergency room utilization for low blood sugar. Mr. Jones is a highly satisfied member given Alignment’s initial intervention and ongoing support.

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

Alignment Superior Solution: Alignment is ready and equipped to provide consultation with emergency room doctors 24 hours a day. The Alignment on-call physician engages with the emergency room physician to discuss the AVA alert, causing the emergency room doctor to conduct a further assessment of Mrs. Johnson’s condition. Upon further evaluation, the emergency room doctor recognizes the significant risk at hand and immediately has Mrs. Johnson admitted to the hospital instead of sending her home as previously planned. Mrs. Johnson then has her blood clot appropriately treated, potentially avoiding a catastrophic outcome.

Our collective investment in our care model and technology platform has produced strong clinical outcomes for our seniors. In 2023, we achieved a hospitalization rate of approximately 156 hospitalizations per every 1,000 at-risk members, which is approximately 38% lower than the 2019 Medicare FFS performance in our markets. Further, we have achieved approximately 155-165 inpatient admissions per thousand on our at-risk membership for the last six years in a row, in spite of our significant membership growth over that period of time.

At-Risk Member Inpatient Admits per Thousand Trends vs. Health Plan Membership Growth (1)
260
240
220
200
180
160
140
120
-14%
-19%
-25%
-36%
-35%
-35%
-38%
-38%
-37%
FFS Benchmark
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
Health Plan Members
~13k
~120k

(1) FFS benchmark based on 2023 enrollment mix by market using 2019 Medicare FFS data. 2023 inpatient admits/k metric represents estimated full year 2023. Historical periods include estimated utilization where appropriate to account for billing settlements.

Our Growth Strategy

Accelerate our “virtuous cycle” flywheel to drive growth across markets while continuing to innovate and expand our product offerings.

The key elements of our growth strategy include:

Capitalize on the significant opportunity within our current markets

We currently operate in 53 markets, or counties, across California, North Carolina, Nevada, Arizona, Florida and Texas. We had approximately 155,500 Health Plan Members across these markets, as of January 1, 2024, representing approximately 3% of the overall market share among seniors that are in a Medicare Advantage plan in these counties; as such, we believe there is tremendous opportunity for growth in our existing geographical footprint. Meanwhile, we believe we have demonstrated an ability to compete with much larger competitors due to the significant value proposition of our product offerings:

•
In our California markets, we were one of the top three Medicare Advantage Organizations in terms of HMO net membership growth between 2016 and 2023; for that time period, we were also the fastest growing Medicare Advantage plan in our California markets based on compound annual HMO membership, among plans that began 2016 with greater than 10,000 members;
•
In that time period, approximately 73% of our new members switched to our health plan from competing Medicare Advantage plans; and
•
We have grown to approximately 10-30% market share in our most mature markets, which include San Joaquin, Santa Clara and Stanislaus, California, among others.

We selected our initial markets due to their highly concentrated senior populations and favorable statewide demographic trends. For example, California has over 6.8 million Medicare eligible seniors, the highest of any state. According to CMS data, Los Angeles County alone has more seniors than 38 individual states. There are approximately 8.5 million Medicare eligible seniors and approximately 4.6 million Medicare Advantage enrollees in our current markets, which we estimate represents a total addressable market of approximately $105 billion. Additionally, Medicare Advantage penetration is rapidly increasing in our existing markets, reaching 53% across California, North Carolina, Nevada, Arizona, Florida and Texas according to CMS as of January 2024.

We attract new members through both our internal and external sales channels. Our internal sales channel consists of Alignment representatives, both in the field and telephonically, who market and sell Alignment’s portfolio of products to prospective members. This channel also includes our new sales to members who sign up using Alignment’s direct online enrollment tools. Our external sales channel consists of partnerships with third-party broker channels who sell Alignment products alongside competing products. These third-party organizations also employ in-person, telephonic and online sales distribution channels. Our growth will depend on our continued success in marketing our products through these channels. We believe that we will continue to gain share in our current markets due to our strong track record of providing exceptional care, expanding our network with new contracts and innovative partnerships with a wide array of providers and offering a best-in-class member experience.

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

Partner with providers to accelerate growth and improve operational performance

We intend to grow in new and existing markets by leveraging the flexibility and adaptability of our model to contract with provider partners across a spectrum of risk sharing arrangements. Across our 53 existing markets, we have a wide variety of successful operating and financial arrangements with medical groups, shared risk providers, affiliate providers, providers employed by health systems and community-based, independent primary care physicians. These arrangements typically have multi-year terms across a number of contractual and financial frameworks. Our approach to contracting includes forms of capitation, including global, partial, or primary care risk, and fee-for-service payments. In addition to the basic form of the contract, and to further align ourselves with our provider partners, we often use upside-only incentive programs in an effort to engage our delivery network towards coordinating and supporting our members’ care delivery plans, including the provision of high-quality, cost-effective care. Within these relationships we can deploy different aspects of the existing Alignment toolkit depending on the level of risk and provider infrastructure. Our value-based approach to patient care and provider contracts, including profit and risk share programs, ensures that economic incentives are well-aligned so that providers can focus on delivering the best care. By enabling successful outcomes and offering an appealing value proposition to new provider partners, we are able to grow in new markets and rapidly build out robust provider networks that drive further growth for our platform.

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

Extending the Alignment model to broader senior populations

We will continue to innovate as regulatory changes expand our opportunities to deliver the Alignment experience to seniors in traditional Medicare and we are evaluating other opportunities to leverage our historical investments in our technology platform and our comprehensive clinical model across our existing and potentially new geographies. For example, we participate in the CMS Center for Medicare and Medicaid Innovation’s (“CMMI”) direct contracting arrangement, now known as “ACO REACH,” which allows us to partner directly with physicians to help manage their Medicare FFS patient populations and participate in the upside and downside risk for caring for traditional Medicare members associated with managing the health of such patients. This program opens additional opportunities for us to deploy our technology platform and care management capabilities across a broader set of members and potentially new markets. As of January 1, 2024, we had approximately 8,900 members in the ACO REACH program arrangement with our physician partners in North Carolina, California, Arizona, Florida, and Nevada. While still in its early stages, we believe this effort is indicative of the value Alignment can potentially deliver to a broader set of seniors in traditional Medicare over time.

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

Regulation

Our operations and those of our affiliated entities are subject to extensive federal, state and local governmental laws and regulations. These laws and regulations require us to meet various standards relating to, among other things, reports to CMS, personnel qualifications, maintenance of proper records and quality assurance programs and patient care. The majority of our regulation and oversight comes from CMS, which regulates almost every aspect of our business, including our provider network, benefits, member enrollment, risk adjustment program, plan offerings, claims payments, quality improvement programs, and appeals and grievances. We have entered into standard form agreements with CMS pursuant to Sections 1851 through 1859 and Sections 1860D-1 through 1860D-43 of the Social Security Act ("SSA"), pursuant to which we have agreed to operate our plans in accordance with applicable laws and regulations and CMS has agreed to make payments to us under the SSA. Each CMS contract has a one-year term expiring on December 31 of the applicable calendar year and is subject to annual one-year renewal terms. Under the contracts we are obligated to provide our members basic benefits and services covered by Part A and Part B of the original Medicare Program, any applicable supplemental benefits we elect to provide in our final benefit and price bid proposals approved by CMS, and prescription drugs. The CMS contracts further require us to develop our annual benefit and price bid proposals and submit to CMS all related information on premiums, benefits and cost sharing by no later than the first Monday in June prior to the commencement of the subsequent calendar year to which they apply, in accordance with the CMS regulations. Each CMS contract may be terminated by mutual consent or by CMS or by us for cause. We are required to accept new enrollments, make enrollments effective, process voluntary disenrollments and limit involuntary disenrollments in accordance with the CMS regulations. Generally, to enroll or remain enrolled in one of our Medicare Advantage plans, an individual must be a U.S. citizen or lawfully present in the United States, be entitled to Medicare under Part A and enrolled in Part B, reside in the service area covered by the plan, complete and sign the required election forms to enroll and agree to abide by the rules of the Medicare Advantage plan into which he or she is enrolled or intends to enroll. Such agreements also provide for member and provider protections and marketing requirements, as well as recordkeeping and reporting requirements, all with reference to applicable laws and regulations. If any of our operations or those of our affiliated professional medical corporations are found to violate applicable laws or regulations, or if we otherwise fail to adhere to our contracts with CMS, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price, including:

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
•
enforcement actions by governmental agencies and/or state law claims for monetary damages by patients who believe their health information has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act”), and their implementing regulations (collectively known as “HIPAA”)
•
mandated changes to our practices or procedures that significantly increase operating expenses or decrease our revenue;
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

In addition to the SSA, CMS regulations, and our contractual obligations, we must also comply with a variety of other laws:

HIPAA, HITECH Act and Other Laws, Rules and Regulations Related to Data Privacy

We are subject to data privacy and protection and breach notification laws and regulations that apply to the collection, transmission, storage and use of protected health information (“PHI”), and other types of personal data or personally identifiable information (“PII”), which among other things, impose certain requirements relating to the privacy and security of such PII. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill. Ongoing efforts to comply with evolving laws and regulations may be costly and require ongoing modifications to our policies, procedures and systems.

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

HIPAA imposes mandatory penalties for certain violations. In 2023, penalties for violations of HIPAA and its implementing regulations started at $137 per violation and could not exceed approximately $69,000 per violation, subject to a cap of approximately $2.0 million for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. The penalty amounts listed above are also due for inflation adjustments in 2024.

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

In addition, the HITECH Act mandates that the Secretary of the Department of Health and Human Services (“HHS”) conduct periodic compliance audits of HIPAA-covered entities and business associates for compliance with HIPAA’s privacy and security standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of any civil monetary penalty fine paid by the violator.

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

Data privacy and security at the state level remains an evolving landscape. For example, California’s California Consumer Privacy Act of 2018 (“CCPA”), which came into effect on January 1, 2020, has since been amended by the California Privacy Rights Act (“CPRA”), which became effective on January 1, 2023 and began enforcement on July 1, 2023. The CCPA, as amended by the CPRA, expands on the existing rights provided to California residents and will include rights to know, delete, correct, personal information; limit the use of sensitive personal information; and opt out of the sale of personal information or the sharing of personal information with third parties for purposes of cross-context behavioral advertising. There are also new requirements for data processing and cybersecurity assessments, and contracting requirements for service providers, third parties, and contractors who receive and process information from the regulated “business.” The CPRA amendment created a new state agency, the California Privacy Protection Agency (“CPPA”), to enforce and implement the law. This agency will be able to finance operations through penalties issued and, with the CPRA’s removal of the mandatory cure period from the CCPA, we will have less warning before compliance risk results in legal action. Additionally, the CCPA’s exemption for personal information of personnel (including employees, job applicants, officers, and directors) and business-to-business contacts has been allowed to sunset. As a result, beginning on January 1, 2023, personal information of California resident personnel and business contacts became subject to the CCPA. This has created new compliance obligations for our operations.

The CCPA and CPRA contain exemptions for medical information governed by the California Confidentiality of Medical Information Act, and for PHI collected by a covered entity or business associate governed by the privacy, security, and breach notification rule established pursuant to HIPAA. This exempts much of the data we process with respect to patients and plan members.

The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. For example, the Virginia Consumer Data Protection Act (the “VCDPA”), which became effective January 1, 2023, gives Virginia residents expanded rights to access and creates additional obligations on companies covered by the legislation and the Nevada Privacy Law, which became effective on October 1, 2019, requires businesses to give website users the option to opt-out of the sale of their data. Similar laws also became effective in 2023 in Colorado, Connecticut, and Utah. Other similar laws copying the VCDPA's general model become effective in Texas, Montana, and Oregon in 2024, in Tennessee, New Jersey, Iowa, and Delaware in 2025, and in Indiana in 2026. These state laws also all currently have entity level exemptions for HIPAA regulated covered entities and business associates, and exempt personal information collected in the context of employment and business-to-business relationships.

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

The Health Care Reform Law and Other Current or Future Legislative, Judicial or Regulatory Changes

The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the “Health Care Reform Law”) enacted significant reforms to various aspects of the U.S. health insurance industry. Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, and the introduction of plan designs based on set actuarial values. Some of these changes impact us and other entities that offer Medicare Advantage plans. In addition, the Health

Care Reform Law established insurance industry assessments, including the Comparative Effectiveness Research Fee to fund the Patient-Centered Outcomes Research Institute.

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

Employees and Human Capital Resources

We are focused on building a company that is transforming health care by putting seniors first with our on-demand care, and our employees are critical to our success. Our Human Capital strategy focuses on meeting business objectives by attracting, developing, engaging, and retaining a high-performing, diverse workforce. As of December 31, 2023, we had 1,536 full-time employees in addition to seasonal employees who assist with the Medicare AEP.

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

We recognize that Diversity, Equity, and Inclusion (“DEI”) is crucial as we scale and build our high-performing team. Our DEI strategy continues to be embedded in each aspect of our processes, programs, and structures that drive our talent lifecycle: attraction, recruitment, onboarding, development, and retention efforts. Our efforts to recruit for excellence are reflected in the composition of our current employee workforce and Board of Directors, which are comprised of a diverse group of highly qualified individuals that represent top talent in the industry. As of December 31, 2023:

•
73% of our employees were female;
•
67% of our employees were ethnically diverse;
•
18% of our executive team was ethnically diverse;
•
22% of our executive team was female;
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

We have incurred net losses on an annual basis since our inception, including a net loss of $148.2 million and $149.6 million for the years ended December 31, 2023 and December 31, 2022. As of December 31, 2023, we had an accumulated deficit of $880.3 million. We expect our aggregate costs will increase substantially in the foreseeable future as we expect to invest heavily in increasing our member base, growing our provider networks, expanding our operations geographically, engaging in expanded marketing and outreach efforts, enhancing our technology, hiring additional employees, operating as a public company and acquiring companies or assets complementary to our business. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. In addition, even if we are successful in increasing our membership and consequently increasing our total revenues from premiums earned, we may not successfully and effectively predict, price and manage the medical costs of our members. To date, we have financed our operations principally from the sale of our equity, revenue from the CMS and the incurrence of indebtedness. We may not generate positive cash flow from operations or profitability in the future.

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

Our business strategy is to grow rapidly by expanding our service offerings through an array of non-traditional benefits and continuing to build out and attract network relationships in our existing markets. We also intend to expand into new markets, leveraging our AVA technology platform, which has been designed to scale and allow us to provide a predictable and replicable member experience across new markets. Our strategy hinges on our ability to satisfy our members in our existing markets, achieve and maintain high Star ratings for our plans, submit successful bids to CMS in new markets, attract new members, form alliances with primary care providers, and hire physicians, nurses and other medical support staff for our in-house care delivery programs, among other factors. We also seek growth opportunities through strategic acquisitions and vertical integration, as well as through joint ventures or other strategic arrangements. We cannot guarantee that we will be successful in pursuing our growth strategy. If we fail to evaluate and execute new business opportunities properly, we may not achieve anticipated benefits and may incur increased costs.

Our growth strategy involves a number of risks and uncertainties, including that:

•
we may not be able to successfully enter into contracts with local providers in existing or new markets on terms favorable to us or at all. In addition, we compete for provider relationships with many other health care plans, some of whom may have greater resources than we do. This competition may intensify due to the ongoing consolidation in the healthcare industry, which may increase our costs to pursue such opportunities;
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
•
we may not be successful in maintaining our reputation and brand in our existing markets or in establishing our reputation and brand with new members or into new markets;
•
we may be unsuccessful in identifying or in executing key strategic joint ventures or other arrangements to facilitate our entry into new markets;
•
when expanding our business into new states, we may be required to comply with laws and regulations that may differ from states in which we currently operate;
•
when expanding into new markets, we may face competition with greater knowledge of such local markets;
•
expansion into new offerings or new markets, or the acquisition of complementary businesses or assets, may require us to raise additional capital, which may not be available on desirable terms or at all; and
•
depending upon the nature of the local market, we may not be able to implement our business model in every local market that we enter, which could negatively impact our revenues and financial condition.

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

We currently derive substantially all of our revenue from CMS contracts related to our Medicare Advantage health plans. To increase our revenue, we must grow by expanding the number of members under our plans in the markets in which we currently operate and in the new markets that we intend to enter. In order to support such growth, we must continue to enroll and retain a sufficient number of new members. We have experienced significant member growth since we commenced operations; however, we may not be able to maintain this growth, and our member base could decrease rapidly or shrink over time. Even if we are successful in achieving and maintaining growth, doing so may be more costly than we anticipate, and if we are not able to manage our costs, our results could be materially adversely affected.

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

•
our ability to establish relationships with provider groups and other key market constituencies;
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

In addition, our growth strategy is partially dependent on beneficiaries electing to move from fee-for-service to one of our Medicare Advantage plans, or electing to move from their current Medicare Advantage plan and selecting us as their Medicare Advantage plan. In certain instances, original Medicare or other insurers’ MA plans may be more attractive to a consumer than our MA plans. For example, though our PPO members are enrolled in plans that enable them to visit any doctor participating in Medicare who will see them, our HMO plans have restrictions on the network of doctors that HMO members can see, and in some markets other providers participating in Medicare may choose to see no MA members or only MA members participating in specific plans. It is also possible that original Medicare or other insurers’ MA plans may offer broader physician networks in particular markets or highly competitive benefits, in which case those plans may be more attractive to some consumers than our MA plans. When the time to choose an MA plan comes, newly Medicare-eligible consumers may also choose to continue with their current insurer which was offered by their employer instead of transitioning to one of our plans.

For a majority of individuals, plan enrollment selections for Medicare Advantage are made during an annual enrollment period from October into December of each year; therefore, our ability to grow our member population is dependent in substantial part on our ability to successfully enroll members during the annual enrollment period and to convince such individuals not to subsequently change that election. If our ability to market and sell our MA plans is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, any inability to timely employ, license, train, certify and retain employees and contractors and agents to sell plans, interruptions in the operation of our website or systems, or disruptions caused by other external factors, such as natural disasters or civic disorder, we could acquire fewer new members than expected or suffer a reduction in the number of our existing members.

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
•
catastrophes, including acts of terrorism, public health epidemics, or severe weather (e.g., hurricanes and earthquakes), which may increase both use and cost of medical services and cause members to delay obtaining services, affecting their long-term health;
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

CMS measures the quality of Medicare Advantage plans through a Five Star Quality Rating System. The Star Rating system considers various measures adopted by CMS, including, among others, quality of care, preventative services, chronic illness management and member satisfaction. The achievement of Star ratings of 4-Star or higher qualifies Medicare Advantage plans for an increase in the benchmark against which they bid (potentially increasing premium payments). As of January 1, 2024, greater than 90% of our members are enrolled in rated plans that have a 4.0 Star rating or greater for the 2024 rating year / 2025 payment year. However, we may not be able to maintain or improve upon these Star ratings in future years. Failure to maintain satisfactory quality and performance measures may negatively affect our premium rates, impede our ability to compete for new business in existing or new markets or result in the termination of our contracts, or affect our ability to enter into new CMS contracts or expand the service area of current health plans. Star ratings are an important component of how MA beneficiaries select an MA plan, both during each annual enrollment period and throughout each year. Low Star ratings may reduce our membership, if members choose to enroll in higher-rated plans.

Various factors may make it difficult for us to maintain or increase our Star ratings. For example, there are numerous providers that serve our plans, and we engage multiple third-party vendors to provide supplemental plan benefits. We may have limited success in obtaining quality health care outcomes and satisfactory member experiences from these providers and vendors. As a result of our dependence upon these relationships, we may have limited ability to directly influence the overall quality rating of our plans. Additionally, our higher concentration of minority members and members residing in socioeconomically disadvantaged neighborhoods generally may make it more difficult for us to achieve and maintain high Star ratings as compared to our competitors, given the well-documented health disparities among different minority and socioeconomic groups. CMS has attempted to address some of this disparity, but the efforts may not work as intended or be sufficient to address the difficulties of serving varying member populations.

CMS updates and makes changes to the Star ratings annually. Changes implemented by CMS with respect to the Five Star Quality Rating System have, in the past, and could, in the future, negatively impact our Star ratings. For example, beginning in rating year 2024, CMS removed performance outliers from the calculation of non-Consumer Assessment of Healthcare Providers and Systems (“non-CAHPS data”) measure rating cut points using the Tukey outlier deletion method. This change increased cut points overall, making it more difficult to maintain high Star ratings. In the 2024 Star ratings, released on October 13, 2023, only 31 contracts managed to earn a 5-star rating, a significant reduction from 57 in 2023 and 74 in 2022.

Additionally, starting in 2026 Star ratings, the member experience measures will return to a weight of 2.0 after being a 4.0 weight for three years, and in the 2027 Star ratings, a health equity index (HEI) reward factor will be replacing the existing reward factor. The HEI reward will provide incentives to Medicare Advantage organizations to improve care for enrollees with social risk factors. This and future adjustments to the Star rating methodology may have a negative impact on our Star ratings.

In addition, audits of our performance for past or future periods may result in downgrades to our Star ratings. For example, if a CMS audit finds that a particular issue of noncompliance impacts the data source for a Star measure, the Star measure may be reduced if the data set is deemed inaccurate or biased. Accordingly, our plans may receive a lower Star rating and may not be eligible for full level quality bonus payments, which could adversely affect the benefits we can offer, reduce membership and/or reduce profit margins. Also, CMS has the authority to terminate contracts that have had a rating of less than three Stars for three consecutive years, whereas Medicare Advantage plans with five Stars are permitted to conduct enrollment throughout almost the entire year. Because low quality ratings can potentially lead to the termination of one or more of our contracts we may not be able to prevent the potential termination of a plan or a shift of members to other plans based upon quality issues, which could, in turn, have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We compete directly with national, regional and local Medicare Advantage organizations for members and healthcare providers. Competition in our markets involves rapidly changing technologies, diverse and evolving regulatory requirements and industry expectations, new product offerings and constantly changing member and physician preferences and user requirements. We currently face competition from a range of companies, including other incumbent MA providers and health insurance companies. Many of the other companies currently providing health insurance coverage and healthcare services, particularly national insurers such as United Health, Aetna, Humana and Cigna, have been in business longer and/or have substantially more resources than we do. Other companies could enter the healthcare industry in the future and divert some or all of our business. We also face competition from traditional Medicare.

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

We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit and store this sensitive data and information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, ransomware, attacks by hackers and other malicious actors and similar breaches, and employee or contractor error, negligence or malfeasance, can create system disruptions, shutdowns or unauthorized disclosure or modifications of such sensitive data or information, causing PHI or other PII to be accessed or acquired without authorization or to become publicly available. We utilize a third-party operated 24x7 security operations center that continuously monitors the security and privacy posture of our systems and have implemented the HITRUST Alliance's Common Security Framework as part of our certification by HITRUST; however, we cannot provide assurance that these measures will protect us from all cybersecurity threats and risks. As our third-party service providers manage important aspects of the collection, storage, processing and transmission of employee, user and member information, and other confidential and sensitive information, we rely on them to perform functions that have material cybersecurity risks. Because of the sensitivity of the PHI, other PII and other sensitive information we and our service providers collect, store, transmit, and otherwise process and use, the security of our technology platform and other aspects of our services, including those provided or facilitated by our third-party service providers, are important to our operations and business strategy. Measures taken to protect our systems, those of our contractors or third-party service providers, or the PHI, other PII, or other sensitive information we or contractors or third-party service providers process or maintain (including our requirement that our third-party service providers enter into business associate agreements or other required security agreements, if applicable), may not adequately protect us from the risks associated with the collection, storage, processing and transmission of such sensitive data and information. For example, we may be required to expend significant capital and other resources, such as in the performance of ongoing risk assessments of our and our third-party service providers’ information systems, to protect against security breaches or to alleviate problems caused by security breaches. Because cyber-attacks are becoming more sophisticated and frequent and the techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, despite the implementation of security measures, we or our third-party service providers may be unable to anticipate these techniques or to implement adequate protective measures.

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

Our service offering is driven by our core operating technology platform, AVA, allowing us to access and analyze comprehensive member data quickly, generating insights and alerts using such data and making recommendations to members and practitioners. AVA and the other systems or networks used in our business may experience an increase in attempted cyber-attacks, targeted intrusion, ransomware and phishing campaigns seeking to take advantage of shifts to employees and healthcare providers working remotely using their household or personal internet networks.

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

Our information technology systems facilitate our ability to conduct our business. The functioning of AVA, our technology platform, is critical to our ability to adequately care for our members and drive health outcomes. While we have disaster recovery systems and business continuity plans in place and such plans are reviewed annually as part of our third-party HITRUST certification, there may be disruptions in our disaster recovery systems or the failure of these systems to operate as expected. Such events could, depending on the magnitude of the problem, adversely affect our operating results and the health of our members by limiting our capacity to effectively monitor and control our operations. Despite our implementation of a variety of security measures, our information technology systems could be subject to physical or electronic break-ins or disruptions from unauthorized tampering, fires, power loss, telecommunication failures or any weather-related disruptions where our headquarters is located or at locations that host portions of our technology platform. In addition, in the event that a significant number of our personnel were unavailable in the event of a disaster, our ability to effectively conduct business and adequately care for our members could be adversely affected.

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

A significant portion of our revenue relates, directly or indirectly, to the Medicare Advantage program, which accounted for substantially all of our total revenue for the year ended December 31, 2023. Participating in the Medicare Advantage program exposes us to various risks, as described further below.

•
As of January 1, 2024, under our contracts with CMS, we provided health insurance coverage to approximately 155,500 individual Medicare Advantage members. Our continued participation in the Medicare Advantage program through these and other contracts is not guaranteed. Our CMS contracts are subject to annual renewal, and CMS must also annually approve our bids for the plans we intend to offer under each contract. The loss of these and other CMS contracts or significant changes to the terms thereof may have a material adverse effect on our business, results of operations and financial condition.
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
•
CMS may terminate our Medicare Advantage contracts if there is credible evidence that we have committed or participated in false, fraudulent, or abusive activities, including the submission of false or fraudulent data. Additionally, we may be subject to scrutiny under the federal False Claims Act (the “FCA”) for the alleged submission of fraudulent information. As a recipient of federal money, we may be subject to qui tam litigation brought by individuals who seek to sue on behalf of the government, alleging that the recipient submitted false claims to the government. Litigation of this nature is filed under seal to allow the government an opportunity to investigate and to decide if it wishes to intervene and assume control of the litigation. If the government does not intervene, the lawsuit is unsealed, and the individual may continue to prosecute the action on his or her own.
•
CMS uses a risk-adjustment model which adjusts premiums paid to Medicare Advantage organizations according to the health status of covered members. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997 and the Benefits Improvement and Protection Act of 2000 (“BIPA”), generally pays more where a plan’s membership has higher expected costs. Under this model, amounts paid to Medicare Advantage organizations are based, in part, on actuarially determined bids, which include a process whereby our prospective payments are based on our estimated cost of providing standard Medicare-covered benefits to an enrollee with a “national average risk profile.” That baseline payment amount is adjusted to reflect the health status of our enrolled membership. Under the risk-adjustment methodology, all Medicare Advantage organizations must collect and submit the data from hospital inpatient, hospital outpatient, and physician services to CMS within prescribed deadlines. The CMS risk-adjustment model uses the diagnosis data to calculate the risk-adjusted premium payment to Medicare Advantage organizations, which CMS adjusts for coding pattern differences between the health plans and the government fee-for-service program. In certain cases, we rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on these providers to document appropriately all medical data, including the diagnosis data submitted with claims, and we rely on our technology platform to aggregate, organize, interpret and report such data. In addition, we conduct medical record reviews as part of our data and payment accuracy compliance efforts, to more accurately reflect diagnosis conditions under the risk adjustment model. These compliance efforts include the internal contract level audits described in more detail below, as well as ordinary course reviews of our internal business processes.

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

In 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (RADV) Contract-Level Audits.” The payment error calculation methodology provided that, in calculating the economic impact of audit results for a Medicare Advantage contract, if any, the results of the RADV audit sample would be extrapolated to the entire Medicare Advantage contract. Additionally, the estimated payment error rate identified during the audit would be compared to a similar audit of the government’s traditional FFS Medicare program. We refer to the process of accounting for errors in fee-for-service claims as the “FFS Adjuster.” This comparison of RADV audit results to the FFS error rate is necessary to determine the economic impact, if any, of RADV audit results because the government used the traditional fee-for-service Medicare program data set, including any attendant errors that are present in that data set, to estimate the costs of various health status conditions and to set the resulting adjustments to Medicare Advantage plans’ payment rates in order to establish actuarial equivalence in payment rates as required under the Medicare statute. CMS already makes other adjustments to payment rates based on a comparison of coding pattern differences between Medicare Advantage plans and traditional fee-for-service Medicare program data (such as for frequency of coding for certain diagnoses in Medicare Advantage plan data versus the traditional fee-for-service Medicare program dataset).

CMS released a final rule on January 30, 2023, which changes both the use of extrapolation and the application of the FFS Adjuster. Specifically, CMS will not extrapolate audit results for any audits covering payment years prior to 2018. Additionally, CMS will not apply any FFS Adjuster in RADV audits. These changes are expected to have a material impact on Medicare Advantage organizations, including us. CMS is currently conducting RADV contract level audits for certain of our Medicare Advantage plans, and these changes may materially increase the amounts we are asked to repay as compared to the amount that might have been expected under the 2012 methodology.

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

Our losses or gains are limited by risk corridor provisions which compare costs targeted in our annual bids to our allowable costs under the plan, limited to actual costs that were incurred for the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received (known as a “risk corridor”). We estimate and recognize an adjustment to premiums revenue related to the risk corridor payment settlement based upon pharmacy claims experience. The estimate of the settlement associated with these risk corridor provisions requires us to consider factors that may not be certain, including member eligibility differences with CMS.

Reinsurance and low-income cost subsidies represent payments from CMS in connection with the Medicare Part D program. Reinsurance subsidies represent payments for CMS’s portion of claims costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent payments from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and settlement of CMS’s prospective subsidies against actual prescription drug costs we paid, as well as other factors, is made after the end of the applicable year.

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

The Inflation Reduction Act of 2022 (“IRA”), signed into law on August 16, 2022, reflects an ongoing effort to control prescription drug costs and reduce spending by the federal government. The IRA contains several provisions that impact the Part D program and that may influence our benefit design and profitability. For example, beginning in 2024, Part D plans are required to eliminate member cost-sharing in the catastrophic phase of the benefit, and in 2025, plans must implement a cap on member out-of-pocket spending of $2,000. These changes may significantly alter the plans that we offer and may adversely affect our business, results of operations and financial condition.

We may be subject to legal proceedings and litigation, including intellectual property and privacy disputes, which are costly to defend and could materially harm our business and results of operations.

We may be party to lawsuits and legal proceedings in or outside of the normal course of business. These matters are often expensive and disruptive to normal business operations. We may face allegations, lawsuits and regulatory inquiries, audits and investigations regarding the denial of healthcare benefit payments, compensation or non-acceptance or termination of provider contracts, medical malpractice (based on our medical necessity decisions or brought against us on the theory that we are liable for providers’ alleged malpractice) or professional liability (in connection with the delivery of healthcare and related services to the public). We may be subject to class-action lawsuits, shareholder derivative suits, or other litigation arising from alleged violations of federal or state securities laws or of Delaware corporate law. We may also face qui tam allegations or lawsuits brought by individuals who seek to sue on behalf of the government including, among other allegations, resulting from coding and review practices under the Medicare Advantage risk-adjustment model.

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

Any failure by us to manage acquisitions, joint ventures, divestitures and other significant transactions successfully may have a material adverse effect on our results of operations, financial position, and cash flows.

As part of our business strategy, we engage in discussions with third parties regarding possible investments, acquisitions, divestitures, strategic alliances, joint ventures, and outsourcing transactions and may enter into agreements relating to such transactions in order to further our business objectives. Such transactions may not always align properly with our strategic objectives and may not deliver the expected benefits within the timeframes anticipated or at all. In order to pursue our acquisition strategy successfully, we must identify suitable candidates for and successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks can be more pronounced for larger and more complicated transactions, transactions outside of our core business space, or if multiple transactions are pursued simultaneously. Delays or difficulties in aligning key integration elements may result in operational disruptions, decreased productivity, and the failure to realize anticipated synergies, leading to a negative impact on financial performance. Moreover, the failure to successfully integrate acquired entities and businesses or failure to produce results consistent with the financial model used in the analysis of our acquisitions, investments, joint ventures or strategic alliances may cause asset write-offs, restructuring costs or other expenses and may have a material adverse effect on our results of operations, financial position, and cash flows. Acquisitions and joint ventures may expose us to legal and regulatory risks, including compliance with antitrust laws, contractual obligations, and other regulatory requirements. Failure to navigate these complexities may result in legal disputes, regulatory scrutiny, or financial penalties. If we fail to identify and successfully complete transactions that further our strategic objectives, we may be required to expend additional resources to expand our business organically.

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

Any factor that diminishes our reputation or that of our management, including failing to meet the expectations of or provide quality service to our members, or any adverse publicity or litigation involving or surrounding us or our management, could make it substantially more difficult for us to attract new members. Similarly, because our existing members often act as references for us with prospective new members, any existing member that questions the quality of our care could impair our ability to secure additional new members. In addition, negative publicity resulting from any adverse government audit could injure our reputation. If we do not successfully maintain and enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with members or providers, which would harm our business, results of operations and financial condition.

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

Natural disasters or widespread civic disruptions could also cause our third-party data center hosting facilities and cloud computing platform providers, which are critical to our infrastructure, to shut down their business, experience security incidents that impact our business, delay or disrupt performance or delivery of services, or experience interference with the supply chain of hardware required by their systems and services, any of which could materially adversely affect our business. Limitations on access or disruptions to services provided by some of the external care providers upon which our platform and business operations rely could interrupt our ability to provide our platform, decrease the productivity of our workforce and provider networks, and significantly harm our business operations, financial condition and results of operations.

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

Our success depends largely upon the continued services of our senior management team and other key employees. We rely on our leadership team's deep expertise and industry experience in the areas of operations, product development, provision of medical services, information technology and security, marketing, and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. Our employment agreements with our executive officers and other key personnel do not require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. Furthermore, volatility in our stock price may affect our ability to attract and retain replacements should key personnel depart.

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

A substantial portion of our revenue is driven by CMS payments in connection with our health plans in California, North Carolina, Nevada, Arizona, Florida and Texas, with over 94% of our members concentrated in California as of December 31, 2023. As a result, our exposure to many of the risks described herein are not mitigated by a diversification of geographic focus. Unfavorable changes in healthcare or other benefit costs or reimbursement rates or increased competition in these areas or any other geographic area where our membership becomes concentrated in the future could therefore have a disproportionately adverse effect on our operating results. Furthermore, due to the concentration of our operations in these states and in California in particular, our business may be adversely affected by economic, health or other conditions that disproportionately affect these states as compared to other states or by natural disasters such as major earthquake, wildfire or hurricane. Any of these factors could have a significant impact on the health of a large number of our covered members, and regulatory changes undertaken in response to such events could require us to cover health care costs for members for which we would not typically be responsible.

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

Although we primarily contract with external providers for care delivery, we also employ physicians and other healthcare professionals to deliver in-house care. Our in-house care delivery operations are dependent on the efforts, abilities and experience of those employees. We compete with healthcare providers, hospitals, clinics, networks and other facilities in attracting physicians, nurses and medical staff to support our in-house care delivery capabilities and in recruiting and retaining qualified management and support personnel to be responsible for the daily operations of our clinical care teams.

In some markets, the lack of availability of clinical personnel, such as nurses, social workers and mental health professionals, is a significant operating issue facing all healthcare providers and others seeking to employ such personnel. In certain markets the shortage has been exacerbated by the COVID-19 pandemic and its impacts, including governmental responses to the pandemic. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled workers in each of the markets in which we operate. Our failure to recruit and retain qualified clinical and other medical personnel could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, CMS audits Medicare Advantage organizations for documentation to support RAF-related payments for members. The Medicare Advantage organizations ask providers to submit the underlying documentation for members that they serve. It is possible that claims associated with members with higher RAF scores could be subject to more scrutiny in a CMS or plan audit. CMS may impose penalties as a result of its audits. In addition, we could be liable for penalties to the government under the FCA that range from $5,500 to $11,000 (adjusted for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. On January 30, 2023, the DOJ issued a final rule announcing adjustments to FCA penalties, under which the per claim penalty range was increased to a range from $13,508 to $27,018 for penalties assessed after January 30, 2023 with respect to violations occurring after November 2, 2015. CMS has indicated that, for some audits of plan years beginning with 2018, payment adjustments will not be limited to RAF scores for the specific Medicare Advantage enrollees for which errors are found but may also be extrapolated to the entire Medicare Advantage plan membership.

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

For example, future levels of funding for Medicare Advantage may be affected by continuing government efforts to contain healthcare costs and may further be affected by federal budgetary constraints. Congress periodically considers reducing or reallocating the amount of money the federal government spends on healthcare programs including the Medicare Advantage program, and CMS annually sets the rates and other financial factors that influence the amount of money Medicare Advantage organizations receive from the government. Furthermore, Medicare remains subject to the automatic spending reductions imposed by the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 (“sequestration”), subject to a 2% cap, which has been extended several times, most recently by the Consolidated Appropriations Act of 2023, and is effective through 2032 with respect to Medicare benefit payments (i.e., all payments for programs and activities under Title XVIII of the Social Security Act). Adverse economic conditions may put pressures on federal budgets as tax and other federal revenues decrease while the population that is eligible to participate in Medicare Advantage programs increases, creating more need for funding. This may require Congress and/or CMS to seek to reduce Medicare Advantage spending, which may result in reductions in funding for the Medicare Advantage program or contraction of covered benefits. A reduction (or less than expected increase), a protracted delay, or a change in allocation methodology in government funding for Medicare Advantage, as well as termination of one or more CMS contracts, may materially and adversely affect our results of operations, financial position and cash flows.

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

One or more of the states in which our MA plan subsidiaries operate may raise the statutory capital or tangible net equity level we are required to maintain from time to time. Many states have adopted risk-based capital requirements based on guidelines adopted by the National Association of Insurance Commissioners, which tend to be, although are not necessarily, higher than existing statutory capital requirements. Regardless of whether a state in which we may operate has adopted risk-based capital requirements, the state departments of insurance can require our regulated insurance subsidiaries to maintain minimum levels of statutory capital or tangible net equity in excess of amounts required under the applicable state laws if they determine that maintaining additional statutory capital or tangible net equity, as applicable, is in the best interests of our beneficiaries. Any other changes in these requirements could materially increase our statutory capital requirements. In addition, as we continue to expand our plan offerings in new states, add new beneficiaries, or pursue new business opportunities, we may be required to maintain additional statutory capital. In any case, our available funds could be materially reduced, which could harm our ability to implement our business strategy.

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

Our participation in the CMMI program began on April 1, 2021 and, as of January 1, 2024, we had approximately 8,900 members in our arrangement with our clinician partners in North Carolina, Florida, Arizona, California and Nevada. Our participation in the ACO REACH program is subject to annual CMS approval, and our contracts are not guaranteed to be renewed in future years. Prior to April 1, 2021, we had no experience participating in CMMI's programs and, as such, our direct contracting business is in the early stages of development. We are subject to the risks inherent to the launch of any new business, including the risks that we may not generate sufficient returns to justify our investment and that it may take longer or be more costly to achieve the expected benefits from this new program. In particular, we may be unable to achieve risk-like patient economics on original Medicare patients. Moreover, our financial performance under the ACO REACH model may not be similar to our performance under the DCE model.

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

We are subject to risks associated with delegating services and functions to vendors, including supplemental benefit providers and third-party brokers.

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

Our ability to operate our business depends on the performance of these third parties. Their performance may be compromised, degraded or interrupted for a variety of reasons, some of which are outside of our control, and they may fail to meet agreed-upon service level standards. For example, if a vendor becomes disqualified by CMS from providing services in connection with a

Medicare Advantage plan, we would be unable to continue to use their services. Our vendors could also experience changes in their financial health or disruptions to their own operations. We do not directly control their actions and they could violate applicable laws, rules, and regulations. In the event that these third parties are unwilling or unable to perform services for us in accordance with our contract and legal requirements, we may face operational difficulties, penalties, fines, sanctions or litigation. Although we may be able to force the vendor to indemnify us for some or all of the financial penalties, our business and reputation may suffer nonetheless. Disputes arising from contractual disagreements, service-level disputes or changes in vendor terms and conditions may impact our ability to maintain stable and cost-effective relationships with third-party vendors.

Our reliance on third-party vendors may directly and adversely impact our health plan membership. To the extent a vendor’s inadequate performance impacts our members, their satisfaction with our health insurance plans and customer service may be diminished.

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

The use of individually identifiable health data by our business is regulated at federal and state levels. These laws and rules are changed frequently by legislation or administrative interpretation. Various state laws address the use and maintenance of PII. We operate in two states that have established general privacy laws, California and Nevada, and other states we operate in are considering privacy-related legislation. We may need to change the way we create, receive, maintain or transmit PII to comply with these state laws.

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

These regulations, in addition to other state laws, set standards for the security of electronic health information, including requirements that insurers provide customers with notice regarding how their PHI is used. Compliance with HIPAA regulations requires us to regularly monitor security risk, implement and regularly review administrative, technical and physical safeguards to protect electronic health information, and provide workforce training, among other administrative efforts. HIPAA can also expose us to additional liability for violations by our business associates (e.g., entities that provide services to health plans and providers).

HIPAA imposes mandatory penalties for certain violations. In 2022, penalties for violations of HIPAA and its implementing regulations started at $137 per violation and could not exceed approximately $69,000 per violation, subject to a cap of approximately $2.0 million for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. Additionally, the penalty amounts listed above are also due for inflation adjustments in 2024.

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

Data privacy and security at the state level remains an evolving landscape. For example, CCPA, which came into effect on January 1, 2020, requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allow consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. In addition, on November 3, 2020, California voters approved a new privacy law, the CPRA, which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency, the California Privacy Protection Agency (“CPPA”), to oversee implementation and enforcement efforts. The CPPA is able to finance operations through penalties issued and with the CPRA’s removal of the mandatory cure period from CCPA, we will have less warning before compliance risk results in legal action. Regulations implementing many aspects of the CPRA become effective in March of 2024 and new draft regulations will require more detailed security and processing assessments for information protected by the CPRA. The CPRA’s provisions became effective on January 1, 2023. The CCPA and CPRA contain exemptions for medical information governed by the California Confidentiality of Medical Information Act, and for PHI collected by a covered entity or business associate governed by the privacy, security, and breach notification rule established pursuant to HIPAA.

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

Our business and operations may also be subject to federal, state, and local consumer protection laws governing marketing communications, including the Telephone Consumer Protection Act, “TCPA”, which places restrictions on the use of automated tools and technologies to communicate with wireless telephone subscribers or communications services consumers generally and the CAN-SPAM Act, which regulates the transmission of marketing emails. Under the TCPA, entities using an automatic telephone dialing system to send communications must obtain prior express consent for non-marketing communications and prior express written consent for marketing communications. The TCPA has a private right of action, allowing individuals who have received unsolicited communications (phone calls, text messages or faxes) made using an “automatic telephone dialing system” to seek statutory damages of $500 per violation, or $1,500 if the violation was made willfully or knowingly. Despite our compliance efforts, we could nevertheless be forced to defend private class actions or government enforcement based on the communications we send to members.

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

The policies and decisions of the federal and state governments regarding the Medicare Advantage program in which we participate have a substantial impact on our profitability. These governmental policies and decisions, which we cannot predict with certainty, directly shape the revenues given to us under the Medicare Advantage program, the eligibility and enrollment of our members, the services we provide to our members, and our administrative, healthcare services, and other costs associated with the Medicare Advantage program. Legislative or regulatory actions, such as changes to the Medicare Advantage program, those resulting in a reduction in payments to us, an increase in our cost of administrative and healthcare services, or additional fees, taxes or assessments, may have a material adverse effect on our results of operations, financial position, and cash flows. For example, CMS recently finalized new regulations prohibiting MA plans from denying coverage for a Medicare-covered service based on their own internal or proprietary criteria except in certain circumstances and requiring certain policies to be reviewed by the MA plan’s Utilization Management Committee. CMS also recently finalized requirements governing the marketing of MA plans to beneficiaries. For example, CMS is requiring a sales agent to tell prospective enrollees how many plans are available from the organization for whom the agent sells and is extending the length of time agents are able to re-contact beneficiaries to discuss plan options to twelve (12) months. CMS’s focus on marketing activities coincides with an apparent increased DOJ interest, as well. In recent years, the DOJ has launched investigations into whether marketing and recruiting practices of Medicare Advantage Organizations and their downstream providers violate the FCA.

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

Medicare Advantage organizations may offer dual-eligible special needs plans (“D-SNPs”), which are plans that may only enroll beneficiaries who are eligible for both Medicare and Medicaid. D-SNPs must meet additional statutory and regulatory requirements that are intended to address certain challenges faced by the dually eligible population. According to CMS, some Medicare Advantage organizations offer plans that are not D-SNPs but that are designed to attract primarily dual-eligible beneficiaries (“D-SNP look-alike plans”). In 2020, CMS issued a final rule to restrict the offering of D-SNP look-alike plans. Specifically, CMS will not enter into a contract for a new Medicare Advantage plan that is not a special needs plan and is projected to enroll more than 80% dual-eligible members. Moreover, CMS will not renew a contract for such plans unless the plan has been active for less than a year and enrolls 200 or fewer members. There may be additional CMS restrictions on D-SNP plans and their enrollment, as CMS recently released proposals that would, among other things, lower the threshold to seventy percent (70%) in 2025 and sixty percent (60%) in 2026. Additionally, the California Department of Healthcare Services has adopted regulatory changes limiting the availability of D-SNP contracts. These regulatory developments are likely to restrict the types of plans we can offer and the membership mix we can maintain in our plans. To the extent we have to offer enhanced benefits to attract or retain dual-eligible members in certain plans, the profitability of such plans may be impacted. These regulatory developments may accordingly have an adverse impact on our membership, financial condition, results of operations and cash flows.

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

In September 2022, we entered into a senior secured term loan facility with Oxford Finance LLC, maturing in September 2027 (the “Term Loan”). Our indebtedness under the Term Loan bears interest at a variable rate equal to (i) the secured overnight financing rate (“SOFR”) administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a floor of 1.00%, plus (ii) an applicable margin of 6.50%. As of December 31, 2023, we had $165 million in principal amount outstanding under our Term Loan. Our indebtedness under the Term Loan, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

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

The loan agreement governing our Term Loan includes financial covenants that require us to (i) maintain minimum liquidity, as defined in the loan agreement, of $23.0 million and (ii) remain below a maximum permitted ratio of debt to trailing twelve-month revenue, as set forth in the loan agreement. Our ability to satisfy those tests can be affected by events beyond our control. As of December 31, 2023, we were in compliance with the financial covenants.

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
•
changing economic conditions;
•
investors’ perception of us;
•
events beyond our control, such as earthquakes, epidemics, weather and war; and
•
any default on our indebtedness.

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

As of December 31, 2023, funds managed by General Atlantic, L.P. (“General Atlantic”) and Warburg Pincus LLC (“Warburg Pincus” and, together with General Atlantic, the “Lead Sponsors”) beneficially owned approximately 41.9% of our outstanding common stock, which means that, based on their combined percentage voting power, the Lead Sponsors together have the ability to significantly influence the vote of all matters submitted to a vote of our shareholders, including the election of the members of our board of directors (the “Board”) and all other corporate decisions. Accordingly, the Lead Sponsors have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as the Lead Sponsors continue to own a significant percentage of our stock, the Lead Sponsors are able to exert substantial influence over any proposed change of control of us or a change in the composition of our Board and could effectively preclude any unsolicited acquisition of us. The concentration of ownership could deprive holders of an opportunity to receive a premium for their shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.

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

As of December 31, 2023, we had 188,951,643 outstanding shares of common stock. From time to time in the future, we may issue additional shares of our common stock or securities convertible into our common stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of our common stock or securities convertible into our common stock would dilute the ownership of our existing stockholders and may cause the price of our common stock to drop significantly.

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

In addition to the Lead Sponsors’ beneficial ownership of a combined 41.9% of our common stock, our certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Among other things, these provisions:

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. Any such volatility and disruptions, or a general sustained economic downturn, may have adverse consequences on us or the third parties on whom we rely. Increased inflation rates, for example, have previously and may in the future adversely affect us by increasing our costs, including interest rates applicable to outstanding indebtedness, labor and employee benefit costs and increasing medical expenses. Additionally, if the equity and credit markets deteriorate, including as a result of natural disaster or due to political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. During periods of economic downturn or high unemployment, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. Budget deficits at federal, state and local government entities have decreased, and may continue to decrease, spending for health and human service programs, including Medicare and similar programs, which represents the most significant revenue source for us. Any of these negative economic conditions could have a material adverse effect on our business, results of operations and financial condition.

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

We are continuing to monitor the situation in Ukraine and assessing its potential impact on our business. Other geopolitical conflicts could in the future present the same or similar risks. If any of the foregoing risks were to occur, they could have a material adverse impact on our business, financial condition and results of operations.

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

We are required by Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. If during the evaluation and testing process we identify one or more material weaknesses or significant deficiencies in our internal control over financial reporting, our management may be unable to assert that our internal control over financial reporting is effective. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

Additionally, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

As we are a company that leverages data, technology and analytics to improve health care, we invest in long-term solutions to address current and foreseeable risks and threats to data security and privacy, while also enabling technological development that enhances the member experience. We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

We have designed and deployed a comprehensive cybersecurity risk management program that is embedded in our broader risk management framework, all of which is overseen by our Board of Directors. Our program is designed to include ongoing assessment of our critical assets; detection and analysis of potential threats; timely management of identified security risks; and prompt remediation planning and implementation. To successfully operate and monitor our security readiness, we maintain a data security and privacy team with substantial real-world experience to detect and respond to cybersecurity threats. Our multi-layered security is bolstered by technologies and partners and includes annual employee and vendor security awareness trainings, enhanced access control, data loss protection and vulnerability management, among other technical and process security controls. Our proprietary data architecture, AVA, incorporates high security controls around member data. Our information security program considers how attackers are using emerging technologies (such as artificial intelligence) to help inform our defensive tactics. Our team also regularly reviews emerging product technology to improve our capabilities.

In 2021, we received the externally validated HITRUST certification, the gold standard compliance framework in the health care industry. Through our data security and privacy program and policies, we adhere to the requirements of the Health Insurance Portability and Accountability Act of 1996 (HIPAA), other federal regulations and best-practices within the health care industry. Moreover, our risk analysis methodology is consistent with ISO 27001, the Federal Information Security Management Act and the U.S. Department of Commerce National Institute of Standards and Technology and Center for Internet Security Special Publication 800-66.

Our strict protection and security measures have resulted in zero security incident-related disruptions or downtime to our business continuity. However, there is no guarantee that a future security incident would not materially affect our business strategy, results of operations or financial condition. See “Risk Factors” beginning on page 27 of this Form 10-K.

Engagement of Third Parties

Our information security program is under nearly constant third-party review as part of Sarbanes-Oxley compliance and the HITRUST certification process, including independent third-party penetration testing of all information technology assets at least annually and assessment of our vulnerability to ransomware. Multiple industry-standard third-party tools are utilized to detect vulnerabilities. Alignment is a member of the Healthcare Information Sharing and Analysis Center (Health-ISAC) operated by the U.S. Department of Health and Human Services and the Department of Homeland Security and is affiliated with the FBI InfraGard program, providing deep, actionable intelligence regarding healthcare security and privacy threats and countermeasures. We continuously monitor the Health-ISAC reporting to anticipate and respond to potential threats.

Management of Third-Party Cyber-Risk

We rely on third-party vendors to provide supplemental benefits to our members and for a variety of other key business functions. Accordingly, our vendor onboarding process includes a comprehensive security assessment. Moreover, at least quarterly, we assess the risks from cybersecurity threats relating to each of our member-facing and other key third-party service providers with whom we share protected health information, personal identifying information and confidential information. We generally require our suppliers to adopt security-control principles based on industry-recognized standards and we seek audit rights over their security protocols.

Cybersecurity Governance

As a component of its general oversight over key risks to our business, our Board of Directors has established robust oversight mechanisms designed to ensure effective governance in managing risks associated with cybersecurity threats. As a technology-enabled Medicare Advantage platform, we have selected directors with backgrounds in technology and expertise in data privacy and cybersecurity matters, which represent important elements of our risk management strategy.

Our Audit Committee is responsible for the direct oversight of risks from cybersecurity threats. Members of the Audit Committee receive updates on at least a quarterly basis from senior management, including leaders from our information security, compliance and legal teams regarding matters of cybersecurity. Reports by management to the Audit Committee include existing and new cybersecurity risks, status updates regarding how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives. The Audit Committee’s involvement ensures that cybersecurity considerations are integrated into the Company’s broader strategic objectives. The Audit Committee conducts an annual review of the company’s cybersecurity posture and the effectiveness of its risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework. As needed, this framework also includes consultations with our enterprise risk management committee, led by our Chief Compliance and Privacy Officer.

Alignment’s cybersecurity organization is led by David MacLeod, our Chief Information Security Officer, who is responsible for the prevention, detection, mitigation, and remediation of cybersecurity incidents and reports to Robert Scavo, our Chief Information Officer, as well as to the Audit Committee. Mr. MacLeod has served as our CISO since December 2022, has over 25 years of diverse leadership experience in the healthcare information space (including over 20 years as a certified information systems security professional and chief information security officer) and holds advanced degrees in information technology management and computer science.

The CISO is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. The CISO implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the CISO is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Item 2. Properties.

Our corporate office is located in Orange, California at 1100 W. Town and Country Rd, Suite 1600, where we lease approximately 61,309 square feet of office space under a lease that terminates in July 2024 and March 2030. We subleased approximately 14,000 square feet of this space to a third party for a term ending in July 2024. We also have offices located in Raleigh, North Carolina; Las Vegas and Reno, Nevada; El Paso, Texas; Avondale, Sahuarita, and Tucson, Arizona; and Tampa and Venice, Florida. We also have small clinics located in Milpitas, Modesto and Downey, California; and Raleigh, North Carolina. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded under the symbol “ALHC” on the Nasdaq Global Select Market since our initial public offering on March 26, 2021. Prior to that time, there was no public market for our common stock. As of February 22, 2024, there were approximately 68 holders of record of our common stock.

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

The graph set forth below compares the cumulative total stockholder return on our common stock between March 26, 2021 (the date our common stock commenced trading on the Nasdaq Global Select Market) and December 31, 2023, with the cumulative total return of (a) the Nasdaq Healthcare Index and (b) the S&P 500, over the same period. This graph assumes the investment of $100 on March 26, 2021 in our common stock, the Nasdaq Healthcare Index, and the Nasdaq S&P 500 and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on March 26, 2021 of $17.31 per share as the initial value of our common stock and not the initial offering price to the public of $18.00 per share.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

Among Alignment Healthcare, Inc., the NASDAQ Healthcare Index and the S&P 500

	3/26/2021	6/30/2021	9/30/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022	12/31/2022	3/31/2023	6/30/2023	9/30/2023	12/31/2023
Alignment Healthcare, Inc. (ALHC)	$100.00	$135.01	$92.32	$81.22	$79.87	$81.15	$84.21	$83.64	$54.08	$48.89	$59.01	$73.21
Nasdaq Healthcare Index	100.00	109.16	105.84	98.09	86.57	72.42	71.59	80.10	101.49	103.86	95.61	107.24
S&P 500	100.00	108.52	109.15	121.18	95.40	80.04	76.13	81.87	107.48	116.88	113.06	126.26

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K. See Part I. Item 1A. Risk Factors and Cautionary Note Regarding Forward-Looking Statements. For discussion of 2021 items and year-over-year comparisons between 2022 and 2021 that are not included in this Form 10-K, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" found in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 28, 2023.

Overview

Alignment is a next generation, consumer-centric platform designed to improve the healthcare experience for seniors. We deliver this experience through our Medicare Advantage plans, which are customized to meet the needs of a diverse array of seniors. Our innovative model of consumer-centric healthcare is purpose-built to provide seniors with care as it should be: high quality, low cost and accompanied by a vastly improved consumer experience. We combine a proprietary technology platform and a high-touch clinical model that enhances our members’ lifestyles and health outcomes while simultaneously controlling costs, which allows us to reinvest savings back into our platform and products to directly benefit the senior consumer. We have grown Health Plan Membership, which we define as members enrolled in our health maintenance organization ("HMO") and preferred provider organization ("PPO") contracts (the "Alignment Health Plans"), from approximately 13,000 at inception to approximately 119,200 as of December 31, 2023, representing a 28% compound annual growth rate across 53 markets and 6 states. We had approximately 155,500 Health Plan Members across these markets as of January 1, 2024. Our ultimate goal is to bring this differentiated, advocacy-driven healthcare experience to millions of senior consumers in the United States and to become the most trusted senior healthcare brand in the country.

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

It is this virtuous cycle, underpinned by continuous expansion and improvement in our technology platform, that has enabled us to achieve revenues of $1,823.6 million for the year ended December 31, 2023 and $1,434.2 million for the year ended December 31, 2022, representing a revenue compound annual growth rate of 34% from our founding in 2013 through the fourth quarter of 2023.

Medicare Advantage Background

Today, seniors are confronted with a healthcare landscape that is fragmented across disparate point solutions, tools and vendors, without an accessible, coordinated approach to comprehensive care delivery. Under the traditional Medicare fee-for-service ("FFS") model, seniors receive access to hospital insurance benefits (“Part A”) and outpatient services (“Part B”) directly from CMS. Original Medicare (Part A and B) does not include prescription drug coverage (“Part D”), and most seniors enrolled in original Medicare opt to obtain Part D and other protection for gaps in their coverage by purchasing costly Medicare supplement insurance plans. In contrast, Medicare Advantage plans are direct-to-consumer and provide a single point of care delivery for Part A, Part B and often Part D coverage. Medicare Advantage penetration of the Medicare market is rapidly increasing given the enhanced benefits and coverage that Medicare Advantage plans offer relative to traditional Medicare FFS. In 2023, approximately 51% of the Medicare eligible population, or approximately 31 million seniors, were enrolled in a Medicare Advantage plan. Industry projections have forecasted a continued increase in the Medicare Advantage penetration rate from approximately 51% to approximately 62% by 2033.

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

Factors Affecting Our Performance

Our proprietary technology platform, AVA, is a key element of our business with capabilities that we expect to impact our future performance. AVA enables us to personalize and manage our member relationships, care quality and experience, and to coordinate and manage risk with our provider partners. AVA’s unified platform, analytical tools and data across the healthcare ecosystem enable us to produce consistent outcomes, unit economics and support new member growth. Additionally, our historical financial performance has been, and we expect our financial performance in the future will be, driven by our ability to:

•
Capitalize on Our Existing Market Growth Opportunity: Our ability to attract and retain members to grow in our existing markets depends on our ability to offer a superior value proposition. We have proven that we can compete against, and take market share from, large established players in highly competitive markets. According to CMS data, we were one of the top three Medicare Advantage Organizations in terms of HMO net members growth in our California counties between 2016 and 2023. There are approximately 4.6 million Medicare-eligible individuals enrolled in Medicare Advantage plans in our existing 53 counties, of which our approximately 155,500 Health Plan Members represents only 3% market share. We believe that there are still significant opportunities for future growth even in our most mature markets where we have a 10-30% market share. Additionally, we are evaluating other opportunities to leverage our historical investments in our technology platform and our comprehensive clinical model across our existing and potentially new geographies. For example, in April 2021, we entered into CMS Innovation Center’s Direct Contracting program, which allows us to partner directly with physicians to help manage their Medicare FFS patient populations and participate in the upside and downside risk associated with managing the health of such patients. CMS replaced the DCE program with the "ACO Realizing Equity, Access, and Community Health Model" or "ACO REACH" model, which became effective January 1, 2023. As of January 1, 2024, we had approximately 8,900 ACO REACH seniors in our arrangement with our clinician partners. Subsequent to the balance sheet date, we entered into a global risk arrangement with a third-party healthcare company. The third-party will be responsible for arranging and controlling the health care services provided to the ACO members, and will be at risk for the related health care costs. As a result of this arrangement, we will act as an agent in controlling the services provided to its members and revenue will be recorded on a net basis.
•
Drive Growth and Consistent Outcomes Through New Market Expansion: We enter new markets with the goal of building brand awareness across our key stakeholders to achieve meaningful market share over time. We intend to focus on markets with significant senior populations where we expect to be able to replicate our model most effectively. Our existing markets also feature a diverse array of membership profiles across ethnicities, income levels and acuity. In 2023, we expanded into 14 markets across our six existing states, and in 2024, we expanded into one new market in California.

•
Provide Superior Service, Care and Consumer Satisfaction: We are highly focused on providing superior service and care to our members and on maintaining high levels of consumer satisfaction, which are key to our financial performance and growth. The CMS Five Star Quality Rating System provides economic incentives to Medicare Advantage plans that achieve higher Star ratings by (i) meeting certain care criteria (such as completing particular preventative screening procedures or ensuring proper follow-up care is provided for specific conditions or episodes) and (ii) receiving high member satisfaction ratings. These incentives impact financial performance in the year following the CMS Rating Year (for example, CMS’s announcement of the 2024 Ratings occurred in the second half of 2023 and will impact our financial performance in 2025). In aggregate, more than 90% of our health plan members are enrolled in plans rated 4 stars and above, meaning the vast majority of members consistently receive a high-quality care experience, as defined under CMS star measurement criteria. Additionally, the California HMO plan has achieved a 4 star or greater rating for seven consecutive years.
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

	Year Ended December 31,
(dollars in '000's, except percentages)	2023	2022	% Change
Health plan membership (at period end)	119,200	98,400	21.1%
Medical benefits ratio	88.5%	86.5%	2.0%
Revenues	$1,823,630	$1,434,159	27.2%
Loss from Operations	$(127,817)	$(128,639)	NM(2)
Net loss	$(148,173)	$(149,639)	NM(2)
Adjusted EBITDA(1)	$(35,319)	$(26,715)	32.2%
Adjusted gross profit (1)	$208,825	$193,621	7.9%

(1) See "Adjusted EBITDA" and "Adjusted Gross Profit" below for reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

(2) Not meaningful

Health Plan Membership

We define Health Plan Membership as the number of members enrolled in the our HMO and PPO contracts as of the end of a reporting period. We believe this is an important metric to assess growth of our underlying business, which is indicative of our ability to consistently offer a superior value proposition to seniors. This metric excludes third party payor members with respect to which we are at-risk for managing their healthcare expenditures, which represented 400 members and 500 members as of December 31, 2023 and December 31, 2022, respectively. It also excludes the approximately 7,300 and 5,000 traditional Medicare seniors for which we are at-risk for managing their healthcare expenditures through our ACO REACH contract with CMS as of December 31, 2023 and December 31, 2022, respectively.

Adjusted Gross Profit and Medical Benefits Ratio

Adjusted gross profit is a non-GAAP financial measure that we define as net loss from operations before depreciation and amortization, clinical equity-based compensation expense, and selling, general, and administrative expenses. Adjusted gross profit is a key measure used by our management and Board to understand and evaluate our operating performance and trends before the impact of our consolidated selling, general and administrative expenses.

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

Adjusted gross profit is reconciled as follows:

	Year Ended December 31,
	2023	2022
(dollars in thousands)
Loss from operations	$(127,817)	$(128,639)
Add back:
Equity-based compensation (medical expenses)	7,541	9,128
Depreciation (medical expenses)	254	213
Depreciation and amortization	21,414	17,273
Selling, general, and administrative expenses	307,433	295,646
Total add back	336,642	322,260
Adjusted gross profit	$208,825	$193,621

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net loss before interest expense, income taxes, depreciation and amortization expense, transaction-related expenses, acquisition expenses, certain litigation costs and settlements, gains or losses on right of use ("ROU") assets, equity-based compensation expense and loss on extinguishment of debt. Adjusted EBITDA is a key measure used by our management and our Board to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operating plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA provides useful measures for period-to-period comparisons of our business, as we do not consider the excluded items to be part of our ongoing results of operations. Given our intent to continue to invest in our platform and the scalability of our business in the short to medium-term, we believe Adjusted EBITDA over the long term will be an important indicator of value creation.

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

Adjusted EBITDA is reconciled as follows:

	Year Ended December 31,
	2023	2022
(dollars in thousands)
Net loss	$(148,173)	$(149,639)
Less: Net loss attributable to noncontrolling interest	156	92
Adjustments:
Interest expense	21,231	18,289
Depreciation and amortization	21,668	17,486
Income taxes	(22)	339
Equity-based compensation(1)	66,835	81,718
Transaction-related expenses(2)	—	579
Acquisition expenses(3)	977	1,614
Litigation costs and settlement (4)	2,298	—
(Gain) loss on ROU assets (5)	(289)	611
Loss on extinguishment of debt	—	2,196
Adjusted EBITDA	$(35,319)	$(26,715)

(1) Represents equity-based compensation related to grants made in the applicable year, as well as equity-based compensation related to the timing of the IPO, which includes previously issued stock appreciation rights ("SARs") liability awards, modifications related to transaction vesting units, and grants made in conjunction with the IPO.

(2) Represents legal, professional, accounting and other advisory fees related to a secondary offering that are considered nonrecurring and non-capitalizable.

(3) Represents acquisition-related fees, such as legal and advisory fees, that are non-capitalizable.

(4) Represents litigation costs considered outside of the ordinary course of business based on the following considerations which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years, (ii) complexity of the case, (iii) nature of the remedies sought, (iv) litigation posture of the Company, (v) counterparty involved, and (vi) the Company's overall litigation strategy. This includes (a) $0.1 million in legal fees and a $0.9 million reserve for settlement related to a wage and hour class action lawsuit and (b) $1.1 million in legal fees related to legal action initiated by the Company seeking injunctive relief prohibiting member solicitation in violation of CMS regulations. Refer to Note 12, "Commitments and Contingencies" in our consolidated financial statements for more information regarding certain related litigation.

(5) Represents gain or loss related to ROU assets that were terminated or subleased in the respective period.

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

Our recognized premium revenue for the Alignment Health Plans is subject to a minimum annual medical loss ratio (“MLR”) of 85%. The MLR represents medical costs as a percentage of premium revenue. The Code of Federal Regulations defines what specifically constitutes medical expenses and premium revenue for the MLR test, and if the minimum MLR is not met, we are required to remit a portion of the premiums back to the federal government. The amount remitted, if any, is recognized as an adjustment to premium revenues in the consolidated statement of operations. The amounts payable under this provision were immaterial at December 31, 2023 and December 31, 2022.

The premiums we receive from CMS for our members are based on the annual bid that we submit to CMS. These payments represent revenues for providing healthcare coverage, including Medicare Part D benefits. Under the Medicare Part D program, members receive standard drug benefits. We may also provide enhanced benefits at our own expense. We recognize revenue for providing this insurance coverage in the month that members are entitled to receive healthcare services. Our CMS payment related to Medicare Part D is subject to risk sharing through the Medicare Part D risk corridor provisions. See “—Critical Accounting Estimates—Revenue” below.

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

Other (Income) Expenses. Other (income) expenses consist primarily of gains or losses on the disposition of assets.

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Years Ended December 31,
	2023	2022
(dollars in thousands)
Revenues:
Earned premiums	$1,800,933	$1,431,550
Other	22,697	2,609
Total revenues	1,823,630	1,434,159
Expenses:
Medical expenses	1,622,600	1,249,879
Selling, general, and administrative expenses	307,433	295,646
Depreciation and amortization	21,414	17,273
Total expenses	1,951,447	1,562,798
Loss from operations	(127,817)	(128,639)
Other expenses:
Interest expense	21,231	18,289
Other expenses (income)	(853)	176
Loss on extinguishment of debt	—	2,196
Total other expenses	20,378	20,661
Loss before income taxes	(148,195)	(149,300)
Provision for income taxes	(22)	339
Net loss	$(148,173)	$(149,639)
Less: Net loss attributable to noncontrolling interest	156	92
Net loss attributable to Alignment Healthcare, Inc.	$(148,017)	$(149,547)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Years Ended December 31,
	2023	2022
(% of revenue)
Revenues:
Earned premiums	99%	100%
Other	1	—
Total revenues	100	100
Expenses:
Medical expenses	89	87
Selling, general and administrative expenses	17	21
Depreciation and amortization	1	1
Total expenses	107	109
Loss from operations	(7)	(9)
Other expenses:
Interest expense	1	1
Other expenses (income)	—	—
Loss on extinguishment of debt	—	—
Total other expenses	1	1
Loss before income taxes	(8)	(10)
Provision for income taxes	—	—
Net loss	(8)	(10)%
Less: Net loss attributable to noncontrolling interest	—	—
Net loss attributable to Alignment Healthcare, Inc.	(8)%	(10)%

Revenues

	Year Ended December 31,		Change
	2023	2022	$	%
(dollars in thousands)
Revenues:
Earned premiums	$1,800,933	$1,431,550	$369,383	25.8%
Other	22,697	2,609	20,088	770.0%
Total revenues	$1,823,630	$1,434,159	$389,471	27.2%

Revenues. Earned premium revenues were $1,800.9 million and $1,431.6 million for the years ended December 31, 2023 and 2022, respectively, an increase of $369.4 million or 25.8%. The increase was driven by a combination of growth in our Health Plan membership and higher revenue per member per month in 2023 as compared to 2022. Health plan membership increased 21.2% between December 31, 2023 and December 31, 2022. The increase in revenue per member per month is primarily attributable to an increase in the CMS benchmark rates. Additionally, ACO REACH revenue, also included in earned premiums, increased $73.0 million, or 143.3% for the year ended December 31, 2023 compared to the year ended December 31, 2022. Other revenues increased $20.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, an increase of 770%. The increase is mainly attributable to an increase in the interest rate of our interest earning cash balances.

Expenses

	Year Ended December 31,		Change
	2023	2022	$	%
(dollars in thousands)
Expenses:
Medical expenses	$1,622,600	$1,249,879	$372,721	29.8%
Selling, general and administrative expenses	307,433	295,646	11,787	4.0%
Depreciation and amortization	21,414	17,273	4,141	24.0%
Total expenses	$1,951,447	$1,562,798	$388,649	24.9%

Medical Expenses. Medical expenses were $1,622.6 million and $1,249.9 million for the years ended December 31, 2023 and 2022, respectively, an increase of $372.7 million, or 29.8%. The increase was driven primarily by the growth in Alignment Health Plan membership, as well as growth in ACO REACH membership. Overall, medical expenses for the year December 31, 2023 grew at a higher rate than earned premium revenues compared to the year ended December 31, 2022 primarily due to a mix shift of revenue growth with ACO REACH patients, richer member benefits, a smaller amount of favorable prior year development, and increases in unit costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $307.4 million and $295.7 million for the years ended December 31, 2023 and 2022, respectively, an increase of $11.8 million, or 4.0%, due to ongoing investments and expenditures in network development, operations and sales and marketing to drive the growth of Alignment's Health Plan membership, increases in compensation expenses due to the labor environment and $1.9 million related to litigation costs, of which $0.9 million relates to a potential settlement as discussed in Note 14 "Commitments and Contingencies" in our consolidated financial statements. Furthermore, this increase was offset by a decrease in equity-based compensation. Excluding equity-based compensation, for the year ended December 31, 2023, our selling, general and administrative expenses increased 12.5% from the year ended December 31, 2022.

Depreciation and Amortization. Depreciation and amortization expense was $21.4 million and $17.3 million for the years ended December 31, 2023 and 2022, respectively, an increase of $4.1 million, or 24.0%. The increase was primarily due to the amount and timing of our capital expenditures and the associated depreciation relative to 2022.

Other Expenses

Interest expense. Interest expense was $21.2 million and $18.3 million for the years ended December 31, 2023 and 2022, respectively, an increase of $2.9 million or 16.1%. The increase in interest expense was primarily due to a higher interest rate on our debt balance.

Other (income) expenses. Other (income) expenses were $(0.9) million and $0.2 million for the years ended December 31, 2023 and 2022, respectively, an increase of $1.1 million. The increase in income was primarily due to a gain related to ROU assets that were terminated during the year ended December 31, 2023. Additionally, there was a $0.6 million loss recorded on ROU assets for the year ended December 31, 2022.

Loss on extinguishment of debt. During the year ended December 31, 2022 we recorded a $2.2 million loss on extinguishment of debt due to the write-off of debt issuance costs related to our debt refinance discussed below.

Liquidity and Capital Resources

General

To date, we have financed our operations principally through our IPO, private placements of our equity securities, revenues, and certain term loans (described below). As of December 31, 2023, we had $318.8 million in cash, cash equivalents and short-term investments.

We operate as a holding company in a highly regulated industry. Alignment Healthcare, Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. As of December 31, 2023, our operating parent company (an indirect wholly owned subsidiary of our parent company) had $156.1 million in cash, cash equivalents and short-term investments.

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

Certain states in which we operate as a CMS-licensed Medicare Advantage company may require us to meet certain capital adequacy performance standards and tests. The National Association of Insurance Commissioners has adopted rules which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for healthcare coverage. The requirements take the form of risk-based capital (“RBC”) rules, which may vary from state to state. Certain states in which our health plans or risk bearing entities operate have adopted the RBC rules. Other states in which our health plans or risk bearing entities operate have chosen not to adopt the RBC rules, but instead have designed and implemented their own rules regarding capital adequacy. As of December 31, 2023, our health plans or risk-bearing entities were in compliance with the minimum capital requirements.

Oxford Term Loan

On September 2, 2022 (the “Effective Date”), we, Alignment Healthcare USA, LLC, an indirect subsidiary of the Company (the “Borrower”) and certain of our other subsidiaries (together with the Company and the Borrower, the “Borrower Parties”) entered into a term loan agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC (“Oxford”), as administrative agent, collateral agent and a lender, and the other lenders from time to time party thereto (collectively, the “Lenders”), pursuant to which the Lenders have agreed to lend the Borrower an aggregate principal amount of up to $250.0 million in a series of term loans (the “Term Loans”). Pursuant to the Oxford Loan Agreement, the Borrower received an initial Term Loan of $165.0 million on the Effective Date and may borrow up to an additional $85.0 million of Term Loans at its option (such additional Term Loans, the “Delayed Draw Term Loans”). Interest on the Term Loans is a variable rate equal to (i) the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a floor of 1.00%, plus (ii) an applicable margin of 6.50%. All unpaid principal and accrued and unpaid interest with respect to each Term Loan is due and payable in full on September 1, 2027. The interest rate applied during the year ended December 31, 2023 ranged from 10.86% to 11.84%.

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

The Oxford Loan Agreement includes financial covenants that require the Borrower Parties to (i) maintain minimum liquidity, as defined in the Loan Agreement, of $23.0 million and (ii) satisfy a maximum permitted ratio of debt to trailing twelve-month revenue, as set forth in the Loan Agreement. As of December 31, 2023, we were in compliance with the financial covenants.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Year Ended December 31,
(dollars in thousands)	2023	2022
Net cash used in operating activities	$(59,187)	$(45,427)
Net cash used in investing activities	(147,263)	(28,217)
Net cash provided by financing activities	105	16,593
Net change in cash	(206,345)	(57,051)
Cash, cash equivalents and restricted cash at beginning of period	411,299	468,350
Cash, cash equivalents and restricted cash at end of period	$204,954	$411,299

Operating Activities

For the year ended December 31, 2023, net cash used in operating activities was $59.2 million, an increase of $13.8 million compared to net cash used in operating activities of $45.4 million for the year ended December 31, 2022. The increase is mainly attributable to an increase in medical expenses and selling, general and administrative expenses, offset by decreases in cash paid for payment-in-kind interest and improvements in current asset accounts.

Investing Activities

For the year ended December 31, 2023, net cash used in investing activities was $147.3 million, an increase of $119.1 million compared to net cash used in investing activities of $28.2 million for the year ended December 31, 2022. The increase primarily relates to the purchase of short-term treasury securities during the year ended December 31, 2023, as well as an increase in capital expenditures. This increase was offset by a decrease in cash paid for business combinations.

Financing Activities

For the year ended December 31, 2023, net cash provided by financing activities was $0.1 million, a decrease of $16.5 million compared to net cash provided by financing activities of $16.6 million for the year ended December 31, 2022. The decrease in net cash provided by financing activities is mainly attributable to net cash received in connection with our long-term debt refinancing in 2022.

Material cash requirements from known contractual and other obligations

Our principal commitments consist of repayments of long-term debt, operating leases and certain purchase obligations. The following table summarizes our contractual and other obligations as of December 31, 2023:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(dollars in thousands)	(in thousands)
Long term debt obligations(1)	$165,000	$—	$3,300	$161,700	$—
Operating lease obligations	10,571	1,597	4,668	4,306	—
Purchase obligations(2)	13,381	6,523	5,988	870	—
Other obligations	120	120	—	—	—
Total	$189,072	$8,240	$13,956	$166,876	$—

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP and include the accounts of our wholly owned subsidiaries and three variable interest entities (“VIEs”) in California and North Carolina that meet the consolidation requirements for accounting purposes. All intercompany transactions have been eliminated in consolidation. Noncontrolling interest is presented within the equity section of our consolidated balance sheets.

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

The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical expenses payable estimates for those periods as of December 31, 2023:

Completion Factors	Increase (Decrease) In Medical Expenses Payable
(Decrease) Increase in Factors
(in thousands)
(3)%	$14,616
(2)	9,744
(1)	4,872
1	(4,872)
2	(9,744)
3	(14,616)

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

The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical expenses payable estimates for the most recent two months as of December 31, 2023:

Medical Cost PMPM Quarterly Trend	Increase (Decrease) In Medical Expenses Payable
Increase (Decrease) in Factors
(in thousands)
3%	$3,804
2	2,536
1	1,268
(1)	(1,268)
(2)	(2,536)
(3)	(3,804)

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

We believe that medical expenses payable is adequate to cover future claims payments required. However, such estimates are based on knowledge of current events and anticipated future events. Therefore, the actual liability could differ materially from the amounts provided. The following tables provide information about incurred and paid claims development as of December 31, 2023:

	Cumulative Incurred Claims, net of reinsurance for the Years Ended December 31,
Claims Incurred Year	2021	2022	2023
2021	327,224	312,739	311,519
2022		400,939	387,604
2023			492,315
Total			$1,191,438

	Cumulative Claims paid, net of reinsurance for the Years Ended December 31,			Cumulative Number of Paid Claims
Claims Incurred Year	2021	2022	2023
2021	251,629	309,850	310,103	279,243
2022		315,187	385,378	386,055
2023			400,465	469,288
Total			$1,095,946

Substantially all of the claims incurred but not paid balance as of December 31, 2023 relate to the current year.

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

Interest Rate Risk

We are exposed to risks associated with market changes in interest rates through our term loan agreement. This agreement exposes us to variability in interest payments due to changes in SOFR interest rates. We manage our exposure to this market risk by monitoring available financing alternatives.

Inflation Risk

Based on our analysis of the periods presented, although we have experienced modest increases in unit costs and labor expenses, we believe that inflation has not had a material effect on our operating results. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of

Alignment Healthcare, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alignment Healthcare, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes listed in the accompanying Index (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Medical expenses payable – Incurred but not paid claims - Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

Medical expenses payable includes estimates of obligations for medical care services that have been rendered on behalf of members and the members of contracted third-party payors, but for which claims have either not yet been received or processed. These estimates are referred to as incurred but not yet paid (IBNP) claim liabilities, which totaled $95.7 million as of December 31, 2023, and includes an estimate for claims incurred but not reported (IBNR). The Company develops estimates for IBNR claim liability by using actuarial methods that requires management judgment in developing its estimates. These actuarial methods consider factors such as (1) historical data for payment patterns, (2) assumptions of cost trends related to the medical cost per member per month, and (3) completion factors to account for the time from date of service to claim receipt.

We identified the estimation of IBNR claim liability as a critical audit matter because of the significant assumptions made by management in estimating the liability. This required complex auditor judgment, and an increased extent of effort, including the involvement of actuarial specialists in performing procedures to evaluate the reasonableness of management’s methods, assumptions and judgments in developing the estimate of the IBNR claim liability.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the IBNR claim liability included the following, among others:

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

•
With the assistance of our actuarial specialists, we evaluated the reasonableness of the actuarial methods and assumptions used by management to estimate the IBNR claim liability by:

o
Performing an overlay of the historical claims data used in management’s actuarial model to the data used in prior periods to determine whether there were material changes to the claims data tested in prior periods.
o
Performing a retrospective review comparing management’s prior year estimate of the IBNR claim liability to claims processed in 2023 with dates of service in 2022 and prior.
o
Developing an independent estimate of the IBNR claim liability and compared our estimate to management’s estimate. Our independent estimate included development of per member per month claims cost trends and completion factors using management’s data, and comparison of these assumptions to current and historical claims trends and current industry benchmarks.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 27, 2024

We have served as the Company’s auditor since 2019.

Alignment Healthcare, Inc.

Consolidated Balance Sheets

(amounts in thousands, except par value and share amounts)

	December 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$202,904	$409,549
Accounts receivable (less allowance for credit losses of $0 at December 31, 2023 and 2022)	119,749	92,890
Prepaid expenses and other current assets	44,970	42,107
Investments - current	115,914	—
Total current assets	483,537	544,546
Property and equipment, net	51,901	37,169
Right of use asset, net	9,959	5,825
Goodwill	34,826	34,810
Intangible Assets, net	5,252	5,478
Other assets	6,405	6,035
Total assets	$591,880	$633,863
Liabilities and Stockholders' Equity
Current Liabilities:
Medical expenses payable	$205,399	$170,135
Accounts payable and accrued expenses	23,511	32,288
Accrued compensation	34,112	27,538
Total current liabilities	263,022	229,961
Long-term debt, net of debt issuance costs	161,813	160,902
Long-term portion of lease liabilities	8,974	3,698
Total liabilities	433,809	394,561
Commitments and Contingencies (Note 14)	`
Stockholders' Equity:
Preferred stock, $.001 par value; 100,000,000 shares authorized as of December 31, 2023 and 2022, respectively; no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $.001 par value; 1,000,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 188,951,643 and 187,280,015 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	189	187
Additional paid-in capital	1,037,015	970,180
Accumulated deficit	(880,258)	(732,241)
Total Alignment Healthcare, Inc. stockholders' equity	156,946	238,126
Noncontrolling interest	1,125	1,176
Total stockholders' equity	158,071	239,302
Total liabilities and stockholders' equity	$591,880	$633,863

See accompanying notes to consolidated financial statements.

Alignment Healthcare, Inc.

Consolidated Statements of Operations

(amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Earned premiums	$1,800,933	$1,431,550	$1,167,085
Other	22,697	2,609	688
Total revenues	1,823,630	1,434,159	1,167,773
Expenses:
Medical expenses	1,622,600	1,249,879	1,039,041
Selling, general, and administrative expenses	307,433	295,646	290,991
Depreciation and amortization	21,414	17,273	15,813
Total expenses	1,951,447	1,562,798	1,345,845
Loss from operations	(127,817)	(128,639)	(178,072)
Other expenses:
Interest expense	21,231	18,289	17,443
Other expenses (income)	(853)	176	(229)
Loss on extinguishment of debt	—	2,196	—
Total other expenses	20,378	20,661	17,214
Loss before income taxes	(148,195)	(149,300)	(195,286)
Provision for income taxes	(22)	339	—
Net loss	$(148,173)	$(149,639)	$(195,286)
Less: Net loss attributable to noncontrolling interest	156	92	—
Net loss attributable to Alignment Healthcare, Inc.	$(148,017)	$(149,547)	$(195,286)
Total weighted-average common shares outstanding - basic and diluted	186,214,784	181,212,757	171,956,849
Net loss per share attributable to Alignment Healthcare, Inc. - basic and diluted	$(0.79)	$(0.83)	$(1.14)

See accompanying notes to consolidated financial statements.

Alignment Healthcare, Inc.

Consolidated Statements of Stockholders' Equity

(amounts in thousands, except par value and share amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2020(1)	164,063,787	$164	$417,855	$(387,408)	$—	$30,611
Net loss attributable to Alignment Healthcare, Inc.	—	—	—	(195,286)	—	(195,286)
Noncontrolling interest attributable to subsidiary	—	—	—	—	15	15
Issuance of common stock upon initial public offering at $18.00 per share, net of issuance costs of $29,011	21,700,000	22	361,567	—	—	361,589
Issuance of common stock third-party business partners	573,782	1	6,479	—	—	6,480
Issuance of common stock to stock appreciation rights holders	936,213	1	11,509	—	—	11,510
Forfeitures	(80,169)	(1)	—	—	—	(1)
Equity-based compensation	—	—	92,611	—	—	92,611
Equity repurchase	—	—	(1,474)	—	—	(1,474)
Balance at December 31, 2021	187,193,613	$187	$888,547	$(582,694)	$15	$306,055
Net loss	—	—	—	(149,547)	(92)	(149,639)
Issuance of common stock upon vesting of restricted stock units	456,509	—	—	—	—	—
Forfeitures	(370,107)	—	—	—	—	—
Equity-based compensation	—	—	81,718	—	—	81,718
Noncontrolling interest attributable to subsidiary	—	—	(85)	—	1,253	1,168
Balance at December 31, 2022	187,280,015	$187	$970,180	$(732,241)	$1,176	$239,302
Net loss	—	—	—	(148,017)	(156)	(148,173)
Issuance of common stock upon vesting of restricted stock units	1,762,086	2	—	—	—	2
Forfeitures	(90,458)	—	—	—	—	—
Equity-based compensation	—	—	66,835	—	—	66,835
Noncontrolling interest attributable to subsidiary	—	—	—	—	105	105
Balance at December 31, 2023	188,951,643	$189	$1,037,015	$(880,258)	$1,125	$158,071

(1) The consolidated balances were derived from the audited consolidated financial statements as of December 31, 2020, and were retroactively adjusted, including shares and per share amounts, as a result of the Reorganization. See Note 1 to the consolidated financial statements for additional details.

See accompanying notes to consolidated financial statements.

Alignment Healthcare, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating Activities:
Net loss	$(148,173)	$(149,639)	$(195,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit loss	91	150	111
(Gain) loss on right of use assets	(289)	510	—
Depreciation and amortization	21,668	17,486	16,033
Amortization-debt issuance costs and investment discount	(3,663)	1,850	2,254
Amortization of payment-in-kind interest	—	2,943	4,197
Loss on disposal of property and equipment	—	101	—
Equity-based compensation and common stock payments	66,835	81,718	110,600
Non-cash lease expense	2,318	2,811	2,731
Loss on extinguishment of debt	—	2,196	—
Changes in operating assets and liabilities:
Accounts receivable	(26,950)	(34,377)	(17,608)
Prepaid expenses and other current assets	(2,863)	(14,356)	(10,340)
Other assets	(142)	(86)	644
Medical expenses payable	35,264	44,250	12,512
Accounts payable and accrued expenses	(6,347)	13,743	437
Accrued compensation	6,574	3,609	(1,244)
Lease liabilities	(3,510)	(4,214)	(3,817)
Payment-in-kind interest	—	(14,122)	—
Net cash used in operating activities	(59,187)	(45,427)	(78,776)
Investing Activities:
Purchase of business, net of cash received	—	(4,043)	—
Asset acquisition, net of cash received	—	—	(1,405)
Purchase of investments	(379,058)	(2,825)	(2,475)
Sale of investments	267,790	2,425	1,425
Acquisition of property and equipment	(35,995)	(23,774)	(18,360)
Net cash used in investing activities	(147,263)	(28,217)	(20,815)
Financing Activities:
Repurchase of noncontrolling interest	—	(100)	—
Contributions from noncontrolling interest holders	105	68	15
Equity repurchase	—	—	(1,474)
Issuance of long-term debt	—	165,000	—
Debt issuance costs	—	(5,196)	—
Repayment of long-term debt	—	(143,179)	—
Issuance of common stock	—	—	390,600
Common stock issuance costs	—	—	(29,011)
Net cash provided by financing activities	105	16,593	360,130
Net (decrease) increase in cash	(206,345)	(57,051)	260,539
Cash, cash equivalents and restricted cash at beginning of period	411,299	468,350	207,811
Cash, cash equivalents and restricted cash at end of period	$204,954	$411,299	$468,350
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,165	$22,447	$10,992
Supplemental non-cash investing and financing activities:
Acquisition of property in accounts payable	$59	$47	$347
Purchase of business in accounts payable	$—	$505	$—

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the total above:

	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$202,904	$409,549	$466,600
Restricted cash in other assets	2,050	1,750	1,750
Total	$204,954	$411,299	$468,350

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

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability

Level 3 - Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date

The fair value of cash, cash equivalents, restricted cash and U.S. Treasury bills was determined based on Level 1 inputs. The fair value of certificate of deposits, which are recorded in other assets in the consolidated balance sheets, was determined based on Level 2 inputs. There were no assets or liabilities measured at fair value using Level 3 inputs as of December 31, 2023 and December 31, 2022. Our long-term debt was reported at carrying value.

Revenue and Accounts Receivable

Earned premium revenue consisting of premium revenue and capitation revenue for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Premium	$1,668,131	$1,372,334	$1,120,864
Capitation	132,802	59,216	46,221
	$1,800,933	$1,431,550	$1,167,085

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

Capitation revenue consists primarily of capitated fees for medical care services provided by us under arrangements with third-party payors and from CMS related to our participation in the CMS “ACO Realizing Equity, Access, and Community Health Model” or “ACO REACH” model, as discussed below.

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

On April 1, 2021, we began participating in the CMS Innovation’s Direct Contracting Model. CMS serves as the claim adjudicator for institutional and specialists care, and directly pays for such fee for service claims. CMS replaced the Direct Contracting Entity ("DCE") program with the ACO REACH model, effective January 1, 2023. The ACO REACH entity ("ACO") is responsible for the cost of health care services related to the patient population attributed to the ACO by participating in 100% savings/losses via the risk share model and in some cases, are financially responsible for the supplemental benefits provided to the patients. The ACO acts as a principal in arranging for and controlling services provided directly by their contracts with primary care physicians, as well as services provided by preferred institutional care providers and specialists. Capitation payments for the ACO program are determined from an annual benchmark established by CMS. These payments, which are adjusted for variable considerations, represent revenue for providing health care services, including primary care as well as institutional and specialist care. The ACO recognizes capitation revenue for providing these services in the period in which the performance obligations are satisfied by transferring services to the members. Revenue recognized by the ACO for the years ended December 31, 2023, 2022 and 2021 was $123,972, $50,946 and $37,737, respectively.

Subsequent to the balance sheet date, we entered into a global risk arrangement with a third-party healthcare company. The third-party will be responsible for arranging and controlling the health care services provided to the ACO members, and will be at risk for the related health care costs. As a result of this arrangement, we will act as an agent in controlling the services provided to its members and revenue will be recorded on a net basis.

Interest income earned on our cash deposits and short-term investments is included within other revenue on the consolidated statements of operations. Interest income for the years ended December 31, 2023, 2022 and 2021 was $19,586, $1,010 and $8, respectively.

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

Our recognized premium revenue for our Medicare Advantage Plans in California, North Carolina, Nevada, Arizona, Texas and Florida are each subject to a minimum annual medical loss ratio (“MLR”) of 85%. The MLR represents medical costs as a percentage of premium revenue. The Code of Federal Regulations defines what constitutes medical costs and premium revenue, including certain additional expenses related to improving the quality of care provided, and the exclusion of certain taxes and fees, in each case as permitted or required by CMS and applicable regulatory requirements. If the minimum MLR is not met, we are required to remit a portion of the premiums back to the federal government. The amount remitted, if any, is recognized as an adjustment to premium revenues in the consolidated statements of operations. The amounts payable under this provision were immaterial at December 31, 2023 and December 31, 2022.

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

Cash and Cash Equivalents

Cash includes currency on hand with banks and financial institutions. We consider short-term investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Carrying value approximates fair value due to the short-term maturity of the investments.

As of December 31, 2023 and 2022, cash equivalents were $22,232 and $50, respectively

Investments

Investment securities are classified as held-to-maturity or available-for-sale at the time of purchase. Investment securities classified as held-to-maturity, which management has the positive intent and ability to hold to maturity, are reported at amortized cost. Investments with maturities of less than one year are classified as short-term.

Restricted and Other Long-Term Assets

Restricted assets are composed of restricted cash and investments in US Treasury bills and certificate of deposits. The Company intends to hold its investments until maturity; therefore, these investments are stated at amortized cost. Premiums and discounts, if any, are amortized or accreted as interest expense or income over the life of the related asset using the effective interest method. As of December 31, 2023 and 2022, all investments had maturities with less than 12 months.

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

Software development activities typically consist of three phases: (1) planning, (2) application and infrastructure development, and (3) post implementation. Costs incurred in the planning and post implementation phases, including post-configuration training and repairs and maintenance, are expensed as incurred. Costs incurred in the application and infrastructure development phases, including significant enhancements and upgrades, are capitalized once the planning phase is completed and management authorizes the project to commence. Those costs include, but are not limited to, salaries and benefit expenses for employees who are directly associated with the development projects and outside contractor expenses. Software development costs that do not qualify for capitalization are expensed as incurred.

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

Leases

We determine if an arrangement is a lease at inception and evaluate each lease arrangement to determine whether the lease is an operating or financing lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. ROU assets include upfront payments, if any, and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

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

Certain prior year reported amounts have been reclassified to conform with the current year presentation. Changes were made to the consolidated balance sheet to separately present goodwill and other intangible assets.

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

In August 2022, the Inflation Reduction Act ("IRA") was signed into law. The law intends to increase tax revenue and reduce Medicare costs through lower prescription drug prices, inflation rebates, and capping annual Medicare Part D out of pocket expenses. The provisions of the law are set to take effect over the next seven years. There was no material impact on our consolidated financial statements at December 31, 2023 and we do not anticipate a material impact to operations for fiscal year 2024. We are in the process of evaluating the impact the IRA will have on our business for fiscal years beyond 2024.

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

	December 31, 2023		December 31, 2022
	Risk Corridor	CMS Subsidies	Risk Corridor	CMS Subsidies
Current assets:
Accounts receivable	$1,120	$—	$339	$—
Prepaid expenses and other current assets	—	28,134	—	18,959
Current liabilities:
Medical expenses payable	$16,776	$5,302	$3,990	$8,490

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

We record risk-sharing receivables and payables on a gross basis on the consolidated balance sheet. Throughout the year, we evaluate expected losses on risk-sharing receivables and record the resulting expected losses to the reserve. We systematically build and release reserves based on adequacy and its assessment of expected losses on a monthly basis. Credit loss associated with risk share deficit receivables are recorded within medical expense in the consolidated statements of operations. As of December 31, 2023 and December 31, 2022, we recorded a valuation allowance for substantially all of the risk-sharing receivable balance due to collection risk related to the balance. The risk-sharing payable is included within medical expenses payable on the consolidated balance sheet.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits and current and restricted investments with financial institutions. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits. At December 31, 2023 and December 31, 2022, there was $316,977 and $408,047, respectively, in excess of FDIC-insured limits.

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

Advertising Expenses

The Company expenses the costs of advertising as incurred. Advertising expenses were $6,956, $7,958, and $3,581, for the years ended December 31, 2023, 2022, and 2021, respectively, and were reported as selling, general and administrative expenses.

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

Noncontrolling interest

In April 2021, the Company acquired a noncontrolling interest representing the portion of equity ownership in a subsidiary that is not attributable to Alignment Healthcare, Inc. The noncontrolling interest in a subsidiary was initially recognized at estimated fair value and was presented within total equity in the Company's consolidated balance sheets. There was no net loss attributable to this noncontrolling interest for the year ended December 31, 2022 as the Company was responsible for 100% of the net loss in the first year of operations of that subsidiary. During 2022, the Company purchased this noncontrolling interest and now owns 100% of that subsidiary.

In October 2022, the Company acquired a subsidiary and recorded a noncontrolling interest for the portion of equity ownership not attributable to Alignment Healthcare, Inc. The noncontrolling interest in the subsidiary was initially recognized at estimated fair value on October 1, 2022 and is presented within total equity in the Company's consolidated balance sheet. The net loss attributable to this noncontrolling interest was $156 and $92 for the years ended December 31, 2023 and December 31, 2022, respectively.

Net Loss per Share

Net loss per share is calculated based on net loss attributable to Alignment Healthcare, Inc.'s shareholders. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(148,173)	$(149,639)	$(195,286)
Less: Net loss attributable to noncontrolling interests	156	92	—
Net loss attributable to Alignment Healthcare, Inc.	$(148,017)	$(149,547)	$(195,286)
Denominator:
Total weighted-average common shares outstanding - basic and diluted	188,420,487	187,227,877	181,917,964
Less: Restricted shares of common stock	2,205,703	6,015,120	9,961,115
Total weighted-average common shares outstanding, net of restricted shares of common stock - basic and diluted	186,214,784	181,212,757	171,956,849
Net loss per share:
Net loss per share - basic and diluted	$(0.79)	$(0.83)	$(1.14)

Basic net loss per share is the same as diluted net loss per share for periods presented as the inclusion of all potentially dilutive shares would have been anti-dilutive.

In addition to the restricted shares of common stock, we also excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share as of December 31, 2023, 2022, 2021:

	December 31,
	2023	2022	2021
Stock options	9,135,879	10,603,493	10,938,521
Restricted stock units	17,774,830	8,728,936	1,662,282
Total	26,910,709	19,332,429	12,600,803

Recent Accounting Pronouncements Issued

In November 2023, the FASB issued a new accounting standard around segment disclosures. The new standard requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide, in interim periods, all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows and financial condition.

Moreover, in December 2023, the FASB issued a new accounting standard around income tax disclosures. The new standard requires a public business entity ("PBE") to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

3. Fair Value

The following tables present the carrying value and fair value of these financial instruments as of December 31, 2023 and 2022:

	December 31, 2023
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
US Treasury bills	$117,337	$117,310	$—	$—
Certificate of deposits	1,755	—	1,755	—
Total	$119,092	$117,310	$1,755	$—

	December 31, 2022
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
U.S. Treasury bills	$1,383	$—	$1,383	$—
Certificate of deposits	1,477	—	1,477	—
Total	$2,860	$—	$2,860	$—

The carrying value of long-term debt represents the outstanding balance, net of unamortized debt issuance costs. As of December 31, 2023 and 2022, the fair value of our long-term debt approximates the carrying value.

Our nonfinancial assets and liabilities, which include goodwill, intangible assets, property, and equipment, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess these assets for impairment. No such impairment resulted during the years ended December 31, 2023, 2022, and 2021.

U.S. Treasury Securities Investments

As of December 31, 2023, the Company had $115,914 of investments in U.S. Treasury bills which were classified as held to maturity and carried at amortized cost. These investments are included in short-term investments in the consolidated balance sheets as the original maturities are greater than three months and less than twelve months. The Company has the intent and ability to hold these securities to maturity and gross unrecognized gains were $23. There were no U.S. treasury security investments included within short-term investments as of December 31, 2022.

As of December 31, 2023, the Company had $22,232 of investments in U.S. Treasury bills with an original maturity of less than three months. These investments are considered cash equivalents and are included in cash and cash equivalents in the consolidated balances sheets. There were no U.S. treasury security investments included within cash and cash equivalents as of December 31, 2022.

Restricted Investments

Restricted investments are composed of investments in U.S. Treasury bills and certificates of deposits and are included within other assets in the consolidated balance sheets. As of December 31, 2023 and December 31, 2022, the Company had $1,423 and $1,383 of restricted investments in U.S. Treasury bills and $1,755 and $1,477 of restricted investments in certificates of deposits, respectively. The Company has the intent and ability to hold these investments until maturity; therefore, these investments are stated at amortized cost. Restricted investments are required to be maintained at a financial institution within certain states. As of December 31, 2023 and December 31, 2022, these investments had maturities with less than 12 months. Due to the nature of the state's requirements, these assets are classified as noncurrent assets regardless of the contractual maturity date.

4. Accounts Receivable

Accounts receivable consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Government receivables	$35,529	$33,200
Pharmacy rebate receivables	75,894	54,605
Other receivables	8,326	5,085
Total accounts receivable	119,749	92,890
Allowance for credit losses	—	—
Accounts receivable, net	$119,749	$92,890

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

We recorded credit losses related to accounts receivable of $91, $150, and $111 during the years ended December 31, 2023, 2022, and 2021, respectively. The amounts were recorded in selling general, and administrative expenses in the consolidated statements of operations.

5. Property and Equipment

Property and equipment consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Computers and equipment	$11,447	$10,967
Office equipment and furniture	4,396	4,470
Software	148,864	119,308
Leasehold improvements	6,347	6,561
Construction in progress	4,532	1,027
Subtotal	175,586	142,333
Less accumulated depreciation	(123,685)	(105,164)
Property and equipment-net	$51,901	$37,169

Depreciation expense for the year ended December 31, 2023 was $21,442 of which $254 was included in medical expenses. Depreciation expense for the years ended December 31, 2022 and 2021 was $17,100 and $15,671, respectively, of which $213 and $220, respectively, was included in medical expenses.

6. Goodwill and Intangible Assets

Intangible assets consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$34,826	$—	$34,826	—
License (indefinite lived)	4,967	—	4,967	—
Plan member relationships	2,700	(2,700)	—	9 years
Other	1,050	(765)	285	2 - 10 years
Total	$43,543	$(3,465)	$40,078

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$34,810	$—	$34,810	—
License (indefinite lived)	4,967	—	4,967	—
Plan member relationships	2,700	(2,585)	115	9 years
Other	1,050	(654)	396	2 - 10 years
Total	$43,527	$(3,239)	$40,288

Amortization expense relating to intangible assets for the years ended December 31, 2023, 2022, and 2021, was $226, $386, and $362, respectively. Estimated amortization expense relating to intangible assets for each of the next five years ending December 31, is as follows:

2024	$82
2025	60
2026	60
2027	60
2028	23
$285

There were no impairment charges related to goodwill and intangible assets for the years ended December 31, 2023, 2022, and 2021.

7. Medical Expenses Payable

The following table is a detail of medical expenses payable as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Claims incurred but not paid	$95,664	$88,813
Capitation and risk-sharing payable	50,894	50,818
Other	58,841	30,504
Medical expenses payable	$205,399	$170,135

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

The following table presents components of the change in medical expenses payable as of December 31 2023, 2022, and 2021 :

	December 31, 2023	December 31, 2022	December 31, 2021
Claims incurred but not paid - beginning balance	$88,813	$77,073	$82,391
Incurred related to:
Current year	492,315	400,939	327,224
Prior years	(14,555)	(15,402)	(8,064)
Total incurred, net of reinsurance	477,760	385,537	319,160
Payments related to:
Current year	400,465	315,187	251,629
Prior years	70,444	58,610	72,849
Total payments, net of reinsurance	470,909	373,797	324,478
Claims incurred but not paid - ending balance	95,664	88,813	77,073
Capitation payable, risk-sharing payable, and other	109,735	81,322	48,813
Total medical expenses payable	$205,399	$170,135	$125,886

In March 2020, the COVID-19 outbreak was declared a pandemic. The COVID-19 virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of the seniors we serve. Although the pandemic primarily impacted 2020 and 2021, the Delta and Omicron variants caused a rebound in COVID-related inpatient utilization during the first quarter of 2022. While COVID has had a less significant impact on 2023, we remain cautious of the potential impact of COVID-19 variants in the future. The ultimate impact of COVID-19 to us and our financial condition is presently unknown, and we continue to monitor the impact of COVID-19 on our claims reserve estimate.

We re-examine previously established outstanding claims reserve estimates based on actual claims submissions and other changes in facts and circumstances. We recognized a favorable prior year development, excluding provision for adverse deviation, of $10,996, $11,179, and $4,166 for the years ended December 31, 2023, 2022, and 2021, respectively. The favorable prior year development incurred in 2023, 2022 and 2021 was primarily due to better-than-expected claims recoveries and actual claims expense being less than expected.

The following tables provide information about incurred and paid claims development as of December 31, 2023:

	Cumulative Incurred Claims, Net of Reinsurance For the Years Ended December 31,
Claims Incurred Year	2021	2022	2023
2021	$327,224	312,739	311,519
2022		400,939	387,604
2023			492,315
Total			$1,191,438

	Cumulative Claims Paid, Net of Reinsurance For the Years Ended December 31,			Cumulative Number of Paid Claims
Claims Incurred Year	2021	2022	2023
2021	$251,629	309,850	310,103	279,243
2022		315,187	385,378	386,055
2023			400,465	469,288
Total			$1,095,946

Substantially all of the claims incurred but not paid as of December 31, 2023 relate to the current year.

There is no single or common claim frequency metric used in the health care industry. We believe a relevant metric for our health insurance business is the cumulative number of claims paid for each incurred year. Claims that did not result in a liability are not included in the frequency metric.

8. Long-Term Debt

Long-term debt is recorded at carrying value in the consolidated balance sheets. The carrying value of long-term debt outstanding, net of unamortized debt issuance costs, consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Long-term debt	$165,000	$165,000
Less unamortized debt issuance costs	(3,187)	(4,098)
Long-term debt-net of amortization	161,813	160,902
Less current portion of long-term debt	—	—
Long-term debt - net of current portion	$161,813	$160,902

Oxford Term Loan

On September 2, 2022 (the "Effective Date"), Alignment Healthcare USA, LLC entered into a senior secured term loan agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC (“Oxford”), as administrative agent, collateral agent and a lender, and the other lenders from time to time party thereto (collectively, the “Lenders”), pursuant to which the Lenders have agreed to lend an aggregate principal amount of up to $250,000 in a series of term loans (the “Term Loans”). Pursuant to the Oxford Loan Agreement, we received an initial Term Loan of $165,000 on the Effective Date and may borrow up to an additional $85,000 of Term Loans at our option (such additional Term Loans, the “Delayed Draw Term Loans”). Interest on the Term Loans is a variable rate equal to (i) the secured overnight financing rate ("SOFR") administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a floor of 1.00%, plus (ii) an applicable margin of 6.50%. All unpaid principal and accrued and unpaid interest with respect to each Term Loan is due and payable in full on September 1, 2027. The interest rate applied during the year ended December 31, 2023 ranged from 10.86% to 11.84%.

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

The Term Loans are jointly and severally guaranteed by Alignment Healthcare, Inc. and certain of our wholly owned subsidiaries and collateralized by all unrestricted assets.

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

The Oxford Loan Agreement includes financial covenants that require the Borrower Parties to (i) maintain minimum liquidity, as defined in the Loan Agreement, of $23.0 million and (ii) satisfy a maximum permitted ratio of debt to trailing twelve-month revenue, as set forth in the Loan Agreement. As of December 31, 2023 and December 31, 2022, we were in compliance with the Oxford financial covenants.

Future maturities under the term loan as of December 31, 2023 are as follows:

Period Ending December 31,	Amount
2024	—
2025	1,650
2026	1,650
2027	161,700
2028	—
Total	$165,000

9. Income Taxes

The reconciliation of income tax expense recorded in the consolidated statement of operations and amounts computed at the statutory federal income tax rate for the years ended December 31, 2023, 2022 and 2021, were as follows:

	December 31, 2023		December 31, 2022		December 31, 2021
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Loss before tax at statutory federal rate	$(31,121)	21.0%	$(31,353)	21.0%	$(41,010)	21.0%
Valuation allowance	29,426	(19.9)	82,922	(55.5)	42,597	(21.8)
State income tax - net of federal tax benefit	(5,173)	3.4	(58,286)	39.0	(10,412)	5.3
Nondeductible expenses	169	(0.1)	334	(0.2)	293	(0.1)
Equity-based compensation	—	—	—	—	621	(0.3)
Cumulative deferred adjustment and other	(947)	0.6	(1,510)	1.1	(394)	0.2
Provision to return adjustment	908	(0.6)	231	(0.2)	(11)	—
Nondeductible executive compensation	6,716	(4.5)	8,001	(5.4)	8,316	(4.3)
Net income tax expense	$(22)	0.1%	$339	(0.2)%	$—	—

The components of deferred income taxes as of December 31, 2023 and 2022, were as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Federal and state net operating loss carryforwards	$151,052	$141,278
Employee benefits	49,650	80,014
Interest deduction limitation	12,019	25,341
Other	3,560	261
Gross deferred tax assets	216,281	246,894
Deferred tax liabilities:
Intangibles	(476)	(2,381)
Depreciation	(1,052)	(1,246)
Lease liabilities	(2,755)	(1,456)
Other	(56)	—
Gross deferred tax liabilities	(4,339)	(5,083)
Net deferred tax assets	211,942	241,811
Valuation allowance	(211,942)	(241,811)
Net deferred taxes	$—	$—

Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal and state net operating loss (“NOL”) carryforwards. For the years ended December 31, 2023 and 2022, federal NOL carryforwards were $504,097 and $426,440, respectively. For the years ended December 31, 2023 and 2022, state NOL carryforwards were $498,933 and $454,522, respectively, and $312,446 of the total federal net operating loss carryforwards have an indefinite life while the remaining federal and state net operating loss carryforwards begin to expire in 2033 if not utilized.

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

We have cumulative NOLs as of December 31, 2023 and 2022. Given the history of losses, and after consideration for the risk associated with estimates of future taxable income, we established a full valuation allowance against net deferred tax assets at December 31, 2023 and 2022. Under the Tax Cuts and Jobs Act (“TCJA”), federal NOLs generated after 2017 will be carried forward indefinitely but are limited to an 80% deduction of taxable income. NOLs generated prior to 2018 have a 20-year carryforward period and can be used to offset 100% of taxable income. An exception to the TCJA federal NOL rule applies to certain of our subsidiaries and requires all NOLs generated from those entities to have a 20-year carryforward period and offset 100% of taxable income.

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

As of December 31, 2023 and 2022, there were no liabilities for unrecognized tax benefits.

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

The following is a summary of the stock option transactions as of and for the years ended December 31, 2023, 2022 and 2021:

	Stock Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2020	—	$—
Options granted	11,263,389	18.02
Options exercised	—	—
Options forfeited / expired	(324,868)	18.15
Balances as of December 31, 2021	10,938,521	18.02	9.17	—
Options granted	1,370,211	9.10
Options exercised	—	—
Options forfeited / expired	(1,705,239)	17.80
Balances as of December 31, 2022	10,603,493	16.90	8.30	3,519
Options granted	—	—
Options exercised	—	—
Options forfeited / expired	(1,467,614)	16.60
Balances as of December 31, 2023	9,135,879	16.95	7.29	79
Vested and Exercisable as of December 31, 2023	4,219,102	$17.43	7.24	20

Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of our common stock. The aggregate intrinsic value of options exercised for the years ended December 31, 2023, 2022 and 2021 was $0. There were no options granted during the year ended December 31, 2023. The fair value of options granted during the years ended December 31, 2022 and December 31, 2021 was $5,685 and $85,043, respectively.

Restricted Stock Awards

Our outstanding RSAs generally vest 25% annually over four years. RSAs converted from pre-IPO awards generally vest on the later of the fourth anniversary of the original vesting commencement date or 50% annually on the first and second anniversary of the IPO (see “Pre-IPO Equity” and "Modifications" sections below for details).

The following is a summary of RSA transactions as of and for the years ended December 31, 2023, 2022 and 2021:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2020	—	$—
Converted	10,348,789	8.47
Granted	214,669	18.00
Vested	(1,869,509)	1.21
Forfeited	(80,169)	3.49
Unvested and outstanding as of December 31, 2021	8,613,780	$10.32
Vested	(3,553,232)	10.07
Forfeited	(370,107)	6.18
Unvested and outstanding as of December 31, 2022	4,690,441	$10.85
Vested	(3,916,030)	11.82
Forfeited	(90,458)	6.58
Unvested and outstanding as of December 31, 2023	683,953	$5.86

Restricted Stock Units

Our outstanding restricted stock units ("RSU") generally vest 25% annually over four years.

The following is a summary of RSU transactions as of and for the years ended December 31, 2023, 2022 and 2021:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2020	—	$—
Granted	1,740,523	18.54
Vested	—	—
Cancelled/forfeited	(78,241)	18.41
Unvested and outstanding as of December 31, 2021	1,662,282	$18.54
Granted	7,916,647	13.24
Vested	(479,177)	18.47
Cancelled/forfeited	(370,816)	14.10
Unvested and outstanding as of December 31, 2022	8,728,936	$13.93
Granted	4,425,771	6.76
Vested (1)	(1,875,329)	12.59
Cancelled/forfeited	(737,753)	12.57
Unvested and outstanding as of December 31, 2023	10,541,625	$11.25

(1) Includes 113,243 shares that vested, but the issuance and delivery of the shares was deferred.

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

The following is a summary of PSU transactions for the year ended December 31, 2023:

	Performance-based restricted stock units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2022	—	$—
Granted	7,233,205	5.74
Vested	—	—
Cancelled/forfeited	—	—
Unvested and outstanding as of December 31, 2023	7,233,205	$5.74

Non-Employee Awards

During the year ended December 31, 2021, total payment of $10,328, under the Company’s Stock Payment arrangement, as discussed in Note 2, was settled upon our successful IPO in 573,782 shares of our common stock at $18 per share with 214,669 of such common stock restricted and vesting over of a performance period of four years. The unrecognized stock compensation related to these RSAs of $355 will be recognized over a graded vesting schedule over the performance period of the award.

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

Equity-Based Compensation Expense

Total equity-based compensation expense was presented on the statement of operations as follows:

	Year Ended December 31,
	2023	2022	2021
Selling, general and administrative expenses	$59,294	$72,590	$106,581
Medical expenses	7,541	9,128	15,418
Total equity-based compensation expense(1)	$66,835	$81,718	$121,999

(1) Total equity-based compensation expense for the year ended December 31, 2021, includes $11,399 for cash settlement of SARs related to the IPO.

As of December 31, 2023, there was $98,004 in unrecognized compensation expense related to all non-vested awards (RSAs, options and RSUs) that will be recognized over the weighted-average period of 1.88 years. As of December 31, 2022 and December 31, 2021, there was $120,241 and $110,534, respectively, in unrecognized compensation expense related to all non-vested awards (RSAs, options and RSUs) that will be recognized over the weighted-average period of 2.42 and 1.76 years, respectively.

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

Certain states regulate the payment of dividends, loans, or other cash transfers from our regulated subsidiaries to our non-regulated subsidiaries and parent company. Such payments may require approval by state regulatory authorities and are limited based on certain financial criteria, such as the entity’s level of statutory income and statutory capital and surplus, or the entity’s level of tangible net equity or net worth, among other measures. These regulations vary by state. Our state regulated subsidiaries had aggregate regulatory capital of approximately $111,967 and $78,541 as of December 31, 2023 and 2022, respectively, which exceeded aggregate minimum regulatory requirements of $48,326 and $44,239, respectively. The amount of undistributed dividends from our regulated subsidiaries that may be paid out to our parent without regulatory approval was $24,349 and $11,086 as of December 31, 2023 and 2022, respectively. We were in compliance with the RBC and TNE requirements as of December 31, 2023.

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

12. Leases

Our leases are primarily for our corporate office, including parking spaces, and healthcare services operating facilities and expire at various intervals up through 2030. The majority of our leases contain renewal options, some of which include options to extend the lease for up to five years per option.

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

At December 31, 2023, $9,959 of operating ROU assets were recorded as right of use assets on the consolidated balance sheets. Lease liabilities of $1,717 and $8,974 were included in accounts payable and accrued expenses and long-term lease liabilities, respectively. At December 31, 2022, $5,825 of operating ROU assets were recorded as right of use assets on the consolidated balance sheets. Lease liabilities of $4,202 and $3,698 were included in accounts payable and accrued expenses and long-term lease liabilities, respectively.

The following table summarizes total fixed operating lease costs and variable operating lease cost, excluding short-term lease and finance lease costs, for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Fixed operating lease costs	$2,817	$3,415	$3,466
Variable operating lease costs	431	352	365
Total operating leases costs	$3,248	$3,767	$3,831

Fixed and variable operating leases costs are included within selling, general and administrative expenses in the consolidated statement of operations. Short term and finance lease costs were immaterial. For the year-ended December 31, 2023, 2022 and 2021, cash paid for amounts included in the measurement of lease liabilities included within our operating cash flows was $3,510, $4,214 and $3,817, respectively.

Lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date.

The weighted average remaining lease term for operating leases is 5.6 years with a weighted average discount rate 12.0% at December 31, 2023.

The weighted average remaining lease term for finance leases is 0.8 years with a weighted average discount rate 7.5% at December 31, 2023.

In the year ended December 31, 2023, $385 and $0 of operating lease and finance lease assets, respectively were exchanged for lease liabilities related to newly commenced leases.

The following table summarizes our lease assets and liabilities as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Lease assets
Operating lease assets	$9,819	$5,548
Finance lease assets	140	277
Total lease assets	$9,959	$5,825
Lease liabilities
Current
Operating lease liabilities	1,597	4,050
Finance lease liabilities	120	152
Non-current
Operating lease liabilities	8,974	3,578
Finance lease liabilities	—	120
Total lease liabilities	$10,691	$7,900

Maturities of lease liabilities under operating leases by fiscal year are as follows:

As of December 31, 2023
2024	$2,599
2025	2,485
2026	2,298
2027	2,198
2028 and thereafter	4,878
Total lease payments	$14,458
Less: Interest	3,887
Present value of lease liabilities	$10,571

Maturities of lease liabilities under finance leases by fiscal year are as follows:

As of December 31, 2023
2024	123
2025	—
2026	—
2027	—
2028 and thereafter	—
Total lease payments	$123
Less: Interest	3
Present value of lease liabilities	$120

We sublease space not used in our operations. For the years ended December 31, 2023, 2022 and 2021, sublease income was $565, $393, and $229, respectively. For the year ended December 31, 2023, no ROU asset impairment recorded. We recorded an ROU asset impairment of $510 for the year ended December 31, 2022, and there was no ROU asset impairment recorded for the year ended December 31, 2021.

13. Employee Benefit Plans

All full-time employees are eligible to participate in a 401(k) plan that we sponsor upon completing 90 days of services. Eligible employees are permitted to contribute up to the maximum amount allowed by law. We match 100% of contributions not exceeding 4% of the employee's compensation. We made matching contributions of $3,471, $2,599, and $2,051 during 2023, 2022, and 2021, respectively, and were included within medical expenses and selling, general, and administrative expenses in the consolidated statement of operations.

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

On April 27, 2022, a former employee of the Company filed a purported class action lawsuit (Dabney v. Alignment Healthcare USA, LLC, Orange County Superior Court) alleging that the Company failed to provide hourly employees with required meal and rest breaks or pay such workers a premium equal to an hour of pay for missed meal or rest breaks. Discovery in the matter commenced on June 8, 2022. On September 2, 2022, the court granted a stay of proceedings and discovery in anticipation of mediation scheduled for August 2023. On August 15, 2023, the Company entered into a tentative settlement of the action in consideration of an aggregate payment of $913. The settlement of this matter is subject to approval by the court which is expected in the first or second quarter of 2024. As a result of the tentative settlement, the Company has accrued for a potential liability of $913 as of December 31, 2023 for this matter, which was recorded within accounts payable and accrued expenses on the consolidated balance sheet and selling, general and administrative expenses on the consolidated statement of operations.

We may be involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate resolution of legal proceedings is not expected to have a material adverse effect on the consolidated financial statements. Amounts accrued for legal proceedings were not material as of December 31, 2023 and 2022.

Professional Liability Insurance

We maintain coverage for professional liability, errors and omissions, directors and officers, employment practices liability insurance, and worker’s compensation. The professional liability insurance policy is claims based while the other insurance policies are occurrence based. Such policies provide coverage for our employees, certain covered physicians, loss of income due to potential business interruption, and possible destruction or theft of assets. There have not been any reductions in coverage nor have there been any claims, which have exceeded such coverage(s) for the year ended December 31, 2023 and 2022.

Medical Reinsurance (Stop-Loss Insurance)

We utilize medical insurance (or stop-loss agreements) to limits excess losses on individual members. Under the terms of the stop-loss agreement, we are reimbursed for certain proportions of the cost of each member’s hospital expenses in excess of a specified deductible in a coverage period, limited to $2,000 in aggregate per member per coverage period. For California, we have until April 30, 2024, to submit claims to the reinsurance carrier with dates of service prior to October 1, 2023. The coverage period starts October 1 to September 30 of the following year. As of September 30, 2023, we renewed our expiring policy for the 2023–2024 coverage period with all existing terms and conditions remaining intact.

For North Carolina, Nevada, and Arizona, we have until July 31, 2024, to submit claims to the reinsurance carrier with dates of service prior to January 1, 2024. Each coverage period runs January 1 to December 31. As of December 31, 2023, we renewed our expiring policy for the 2024 coverage period with all existing terms and conditions remaining intact. Reinsurance premiums are included in medical costs in the consolidated statement of operations.

In the event that the third party with whom we have contracted is unable to meet its obligations under the stop-loss agreement, we remain 100% liable for paying such claim amounts submitted.

Related Parties

Joseph Konowiecki currently serves as Chairman of the Board and previously served in an executive role with the Company. Mr. Konowiecki’s son is a partner in the law firm of McDermott Will & Emery LLP (“MWE”), which provided legal services to the Company and our subsidiaries during the fiscal years ended December 31, 2023 and 2022 and continues to do so. For providing these services, MWE received fees related to the fiscal years ended December 31, 2023 and 2022 of approximately $518 and $1,326, respectively. Mr. Konowiecki’s son does not receive any direct compensation from the fees paid to MWE by us, and the fees paid by us to MWE in fiscal 2023 were considered immaterial to the service provider.

15. Condensed Financial Information (Parent Company Only)

Certain subsidiaries are subject to state regulatory restrictions which set minimum capitalization requirements and require us to maintain certain deposits in the form of cash, certificates of deposit and Treasury bills as protection in the event of insolvency. Refer to Note 11 Regulatory Requirements and Restricted Funds for more information. Since the restricted net assets of our subsidiaries exceed 25% of our consolidated net assets, the accompanying condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X. This information should be read in conjunction with our consolidated financial statements.

Alignment Healthcare, Inc.

(Parent Company Only)

Condensed Balance Sheets

	December 31, 2023	December 31, 2022
Assets
Investment in subsidiary	$158,265	$238,959
Total assets	$158,265	$238,959
Liabilities and Stockholders' Equity
Due to subsidiary	1,319	833
Total liabilities	$1,319	$833
Commitments and Contingencies (Note 14)
Stockholders' Equity:
Preferred stock, $.001 par value; 100,000,000 shares authorized as of December 31, 2023 and 2022, respectively; no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $.001 par value; 1,000,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 188,951,643 and 187,280,015 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	189	187
Additional paid-in-capital	1,037,015	970,180
Accumulated deficit	(880,258)	(732,241)
Total stockholders' equity	156,946	238,126
Total liabilities and stockholders' equity	$158,265	$238,959

Alignment Healthcare, Inc.

(Parent Company Only)

Condensed Statements of Operations

	Year Ended December 31,
	2023	2022	2021
Revenues:
Total revenues	$—	$—	$—
Expenses:
Selling, general, and administrative expenses	488	438	393
Total expenses	488	438	393
Loss before income taxes	(488)	(438)	(393)
Provision for income taxes	—	—	—
Net loss of Parent Company	(488)	(438)	(393)
Subsidiary's net loss	(147,685)	(149,201)	(194,893)
Net loss	(148,173)	(149,639)	(195,286)
Less: Net loss attributable to noncontrolling interest	156	92	—
Net loss attributable to Alignment Healthcare, Inc.	$(148,017)	$(149,547)	$(195,286)

Alignment Healthcare, Inc.

(Parent Company Only)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
Operating Activities:
Net loss attributable to Alignment Healthcare, Inc.	$(148,017)	$(149,547)	$(195,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of subsidiary	147,529	149,109	194,893
Changes in operating assets and liabilities:
Due to subsidiary	488	438	393
Net cash provided by operating activities	—	—	—
Investing Activities:
Investment in Subsidiary	—	—	(360,115)
Net cash used in investing activities	—	—	(360,115)
Financing Activities:
Equity repurchase	—	—	(1,474)
Issuance of common stock	—	—	390,600
Common stock issuance costs	—	—	(29,011)
Net cash provided by financing activities	—	—	360,115
Net (decrease) increase in cash	—	—	—
Cash, cash equivalents and restricted cash at beginning of period	—	—	—
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—
Supplemental non-cash financing and investing activities:
Contribution of equity to subsidiary related to equity-based compensation	$66,835	$81,718	$121,999
Settlement of stock-based liabilities	$—	$—	$11,399
Distribution from subsidiary	$—	$85	$—

Basis of Presentation

Alignment Healthcare, Inc's. (the "Parent") parent company financial information has been derived from our consolidated financial statements and have been presented on a "parent-only" basis. Under a parent-only presentation, the investment in subsidiaries is presented under the equity method of accounting. The accounting policies for the parent company are the same as those described in Note 2 Summary of Significant Accounting Policies. The Parent is a holding company with no material operations of its own that conducts substantially all of its activities through its subsidiaries. The Parent has no cash and, as a result, expenses and obligations of the Parent are allocated to and paid by its subsidiaries. The accompanying condensed financial information of the Parent should be read in conjunction with the consolidated financial statements and accompanying notes.

Investment in Subsidiary

For purposes of these condensed financial statements, our wholly owned subsidiaries are recorded using the equity method of accounting. Investment in subsidiary represents capital contributions to subsidiaries and return of capital from our subsidiaries to us.

As discussed in Note 1 Organization, on March 25, 2021 we completed an IPO through issuing and selling 21,700,000 shares of common stock and certain stockholders selling 5,500,000 shares of common stock, in each case at a price of $18.00 per share. We received proceeds of $361,589 after deducting underwriting discounts and commissions of $24,389 and deferred offering costs of $4,622. The proceeds were contributed to Alignment Healthcare USA, LLC, an indirect wholly owned subsidiary of the Parent.

The Parent and its subsidiaries are included in the consolidated federal and state income tax returns filed by the Parent. Income taxes are allocated to each subsidiary in an amount equivalent to the amount which would be recognized by the subsidiary if it filed a separate tax return.

Commitments and Contingencies

Alignment Healthcare, Inc., along with certain other subsidiaries, is a guarantor of the Term Loans discussed in Note 8 Long-Term Debt.

For a summary of additional commitments and contingencies, see Note 14 Commitments and Contingencies.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by our independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes to our Internal Controls over Financial Reporting:

There were no material changes in our internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees began working remotely in March 2020. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. We are continually monitoring and assessing our remote working arrangements to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of

Alignment Healthcare, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alignment Healthcare, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 27, 2024 expressed an unqualified opinion on those financial statements.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 27, 2024

Item 9B. Other Information.

On February 22, 2024, the Board approved amendments to the Company’s Bylaws and readopted them in full (as amended and restated, the “Bylaws”), effective immediately, to update certain procedural requirements related to director nominations and to incorporate other changes as well as ministerial, clarifying and conforming edits. Changes to the Bylaws include, among other things, (i) providing for additional means of adjourning a stockholder meeting to another time and place without notice; (ii) requiring that a stockholder soliciting proxies from other stockholders use a proxy card color other than white, which shall be reserved for exclusive use by the Board; (iii) removing the requirement for the Company to produce and keep for examination by any stockholder at the time and place of a meeting of stockholders a complete list of the stockholders entitled to vote at such meeting, which conform to amendments to the Delaware General Corporation Law; and (iv) adding a requiring that stockholders proposing business or director nominations at a stockholders meeting provide a representation that each stockholder shall provide all information, affirmations, updates and supplements required by Article II of the Bylaws, and revising applicable language to give the Company the ability to request additional information from such stockholders. The foregoing description of the amendments to the Bylaws is qualified in its entirety by reference to the full text of the Bylaws filed as Exhibit 3.2 to this Annual Report.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation.

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as a part of this report:

(a) (1) Financial Statements: The Financial Statements described in Part II. Item 8 and beginning on page 83 are filed as part of this Annual Report on Form 10-K.

(a) (3) Exhibits: The following exhibits are filed or furnished with or incorporated by reference this Annual Report on Form 10-K.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Alignment Healthcare, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 30, 2021).
3.2*	Amended and Restated Bylaws of Alignment Healthcare, Inc.
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

10.3

Amendment No. 1 to Term Loan Agreement and Amendment No. 1 to Security Agreement dated January 30, 2023 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K filed on February 28, 2023).

10.4	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 filed on March 23, 2021).
10.5+	Alignment Healthcare Holdings, LLC Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed on March 3, 2021).
10.6+	Alignment Healthcare, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 30, 2021).
10.7+	Amended & Restated Employment Agreement of John E. Kao dated March 26, 2021 (incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q filed on May 17, 2021)
10.8+	Amended & Restated Employment Agreement of Dawn Maroney dated March 26, 2021 (incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q filed on May 17, 2021)
10.9+	Amended & Restated Employment Agreement of Thomas Freeman dated March 26, 2021 (incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q filed on May 17, 2021)
10.10+	Employment Agreement of Joseph Konowiecki dated October 31, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 3, 2022)
10.11+	Amendment to Employment Agreement of Joseph Konowiecki dated December 27. 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 29, 2023)
10.12+	Amended & Restated Employment Agreement of Dinesh Kumar dated March 26, 2021 (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K filed on March 3, 2022)
10.13+	Amended & Restated Employment Agreement of Richard Cross dated March 26, 2021 (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K filed on February 28, 2023).
10.14+	Employment Agreement of Hyon (Ken) Kim, M.D. dated as of September 25, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 6, 2023)
10.15+	Form of Option Award Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form S-1 filed on March 23, 2021).
10.16+	Form of Restricted Shares Award Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Form S-1 filed on March 23, 2021).
10.17+	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Form S-1 filed on March 23, 2021).
10.18+	Form of Option Award Agreement (Senior Executives) (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1 filed on March 23, 2021).
10.19+	Form of RSU Award Agreement (Senior Executives) (incorporated by reference to Exhibit 10.20 to the Company’s Form S-1 filed on March 23, 2021).
10.20+	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 15, 2023).
10.21	Form of CMS Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Form S-1 filed on March 3, 2021).
10.22

Stockholders Agreement, dated as of March 30, 2021, among Alignment Healthcare, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 30, 2021).

10.23	Confidential Separation Agreement and General Release by Richard Cross (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 2, 2023).
10.24	Confidential Separation Agreement and General Release by Dinesh Kumar (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 15, 2023).
21.1*	List of Subsidiaries of Alignment Healthcare, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*+	Alignment Healthcare, Inc. Clawback Policy
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

+ Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alignment Healthcare, Inc.

Date: February 27, 2024	By:	/s/ John Kao
John Kao
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Kao	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2024
John Kao

/s/ Thomas Freeman	Chief Financial Officer (Principal Financial Officer)	February 27, 2024
Thomas Freeman

/s/ Joseph Konowiecki	Chairman of the Board	February 27, 2024
Joseph Konowiecki

/s/ Jody Bilney	Director	February 27, 2024
Jody Bilney

/s/ Thomas Carella	Director	February 27, 2024
Thomas Carella

/s/ David Hodgson	Director	February 27, 2024
David Hodgson

/s/ Yon Jorden	Director	February 27, 2024
Yon Jorden

/s/ Jacqueline Kosecoff	Director	February 27, 2024
Jacqueline Kosecoff

/s/ Jeffrey Margolis	Director	February 27, 2024
Jeffrey Margolis

/s/ Margaret McCarthy	Director	February 27, 2024
Margaret McCarthy

/s/ Mark McClellan	Director	February 27, 2024
Mark McClellan

/s/ Robbert Vorhoff	Director	February 27, 2024
Robbert Vorhoff