Form 10-Q
period 2024-03-31
Alignment Healthcare, Inc.
filed 2024-05-02
CIK 1832466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number: 001-40295
_______________________________________
ALIGNMENT HEALTHCARE, INC.
(Exact Name of Registrant as Specified in its Charter)
_______________________________________

Delaware	46-5596242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1100 W. Town and Country Road, Suite 1600 Orange, California	92868
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (844) 310-2247
_______________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2024, the registrant had 191,198,265 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
Throughout this quarterly report on Form 10-Q (this “Quarterly Report”), we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•our history of net losses, and our ability to achieve or maintain profitability in an environment of increasing expenses;
•the effect of our relatively limited operating history on investors’ ability to evaluate our current business and future prospects;
•the viability of our growth strategy and our ability to realize expected results;
•our ability to attract new members and to successfully enter into new markets;
•the quality and pricing of our products and services;
•our ability to maintain a high rating for our plans on the Five Star Quality Rating System;
•our ability to develop and maintain satisfactory relationships with care providers that service our members;
•our ability to manage our growth effectively, execute our business plan, maintain high levels of service and member satisfaction or adequately address competitive challenges;
•our ability to compete in the healthcare industry;
•the impact on our business of security breaches, loss of data or other disruptions causing the compromise of sensitive information or preventing us from accessing critical information;
•the impact on our business of disruptions in our disaster recovery systems or management continuity planning;
•the cost of legal proceedings and litigation, including intellectual property and privacy disputes;
•our dependence on reimbursements by the Centers for Medicare and Medicaid Services ("CMS") and premium payments by individuals;
•other risks associated with being a government contractor;
•the impact on our business of the healthcare services industry becoming more cyclical;
•our ability to manage acquisitions, divestitures and other significant transactions successfully;
•our ability to maintain, enhance and protect our reputation and brand recognition;
•our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems;

•our ability to obtain, maintain, protect and enforce intellectual property protection for our technology;
•the potential adverse impact of claims by third parties that we are infringing on, misappropriating or otherwise violating their intellectual property rights;
•the impact of any restrictions on our use of or ability to license data or our failure to license data and integrate third-party technologies;
•our dependence on our senior management team and other key employees;
•the concentration of our health plans in a limited number of U.S. states;
•our management team’s limited experience managing a public company;
•our ability to generate sufficient cash flow to service all of our indebtedness and the potential impact of certain affirmative and negative covenants in our term loan agreement on our business;
•the impact of shortages of qualified personnel and related increases in our labor costs;
•the risk that our records may contain inaccurate or unsupportable information regarding risk adjustment scores of members;
•our ability to accurately estimate incurred but not reported medical expenses;
•the impact of negative publicity regarding the managed healthcare industry;
•the impact of weather and other factors beyond our control on our clinics, the centers out of which our external providers operate, and the facilities that host our AVA platform (as defined below);
•the impact on our business of renegotiation, non-renewal or termination of risk agreements with hospitals, physicians, nurses, pharmacists and medical support staff;
•risks associated with estimating the amount of liabilities that we recognize under our risk agreements with providers;
•our ability to respond to general economic conditions, including but not limited to, increased inflation and higher interest rates;
•risks associated with an economic downturn, including pressure on governmental budgets and reduced spending for health and human service programs;
•our ability to develop and maintain proper and effective internal control over financial reporting;
•the impact of state and federal efforts to reduce Medicare spending;
•our ability to comply with applicable federal, state and local rules and regulations, including those relating to data privacy and security; and
•other factors disclosed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Alignment Healthcare, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except par value and share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$238,903	$202,904
Accounts receivable (less allowance for credit losses of $0 at March 31, 2024 and December 31, 2023)	165,071	119,749
Investments - current	62,809	115,914
Prepaid expenses and other current assets	53,856	44,970
Total current assets	520,639	483,537
Property and equipment, net	57,211	51,901
Right of use asset, net	8,549	9,959
Goodwill	34,826	34,826
Intangible Assets, net	5,224	5,252
Other assets	6,781	6,405
Total assets	$633,230	$591,880
Liabilities and Stockholders' Equity
Current Liabilities:
Medical expenses payable	$276,464	$205,399
Accounts payable and accrued expenses	22,671	23,511
Accrued compensation	31,607	34,112
Total current liabilities	330,742	263,022
Long-term debt, net of debt issuance costs	162,030	161,813
Long-term portion of lease liabilities	8,441	8,974
Total liabilities	501,213	433,809
Commitments and Contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $.001 par value; 100,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $.001 par value; 1,000,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 191,156,569 and 188,951,643 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	191	189
Additional paid-in capital	1,057,519	1,037,015
Accumulated deficit	(926,779)	(880,258)
Total Alignment Healthcare, Inc. stockholders' equity	130,931	156,946
Noncontrolling interest	1,086	1,125
Total stockholders' equity	132,017	158,071
Total liabilities and stockholders' equity	$633,230	$591,880
See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Earned premiums	$621,556	$434,812
Other	7,045	4,343
Total revenues	628,601	439,155
Expenses:
Medical expenses	573,218	396,315
Selling, general, and administrative expenses	90,512	70,408
Depreciation and amortization	5,977	4,921
Total expenses	669,707	471,644
Loss from operations	(41,106)	(32,489)
Other expenses:
Interest expense	5,427	5,019
Other expenses (income)	42	(138)
Total other expenses	5,469	4,881
Loss before income taxes	(46,575)	(37,370)
Provision for income taxes	—	1
Net loss	$(46,575)	$(37,371)
Less: Net loss attributable to noncontrolling interest	54	87
Net loss attributable to Alignment Healthcare, Inc.	$(46,521)	$(37,284)
Total weighted-average common shares outstanding - basic and diluted	189,005,394	183,113,945
Net loss per share - basic and diluted	$(0.25)	$(0.20)
See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(amounts in thousands, except par value and share amounts)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2023	188,951,643	$189	$1,037,015	$(880,258)	$1,125	$158,071
Net loss	—	—	—	(46,521)	(54)	(46,575)
Issuance of common stock upon vesting of restricted stock units	2,277,545	2	—	—	—	2
Forfeitures	(2,799)	—	—	—	—	—
Shares withheld related to net restricted stock settlement	(69,820)	—	(350)	—	—	(350)
Equity-based compensation	—	—	20,854	—	—	20,854
Noncontrolling interest attributable to subsidiary	—	—	—	—	15	15
Balance at March 31, 2024	191,156,569	$191	$1,057,519	$(926,779)	$1,086	$132,017

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2022	187,280,015	$187	$970,180	$(732,241)	$1,176	$239,302
Net loss	—	—	—	(37,284)	(87)	(37,371)
Issuance of common stock upon vesting of restricted stock units	1,204,777	1	—	—		1
Forfeitures	(9,514)	—	—	—	—	—
Equity-based compensation	—	—	21,978	—	—	21,978
Noncontrolling interest attributable to subsidiary	—	—	—	—	30	30
Balance at March 31, 2023	188,475,278	$188	$992,158	$(769,525)	$1,119	$223,940
See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities:
Net loss	$(46,575)	$(37,371)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for credit loss	—	1
Loss on right of use assets	143	—
Depreciation and amortization	6,029	4,982
Amortization-investment discount	(1,153)	(351)
Amortization-debt issuance costs	520	305
Equity-based compensation	20,854	21,978
Non-cash lease expense	472	717
Changes in operating assets and liabilities:
Accounts receivable	(45,322)	(32,387)
Prepaid expenses and other current assets	(8,886)	(15,786)
Other assets	(114)	4
Medical expenses payable	71,065	15,535
Accounts payable and accrued expenses	48	(9,211)
Deferred premium revenue	(59)	140,773
Accrued compensation	(2,505)	(2,966)
Lease liabilities	(755)	(1,113)
Net cash (used in) provided by operating activities	(6,238)	85,110
Investing Activities:
Purchase of investments	(21,564)	(104,243)
Maturities of investments	75,390	1,100
Acquisition of property and equipment	(11,121)	(7,285)
Net cash provided by (used in) investing activities	42,705	(110,428)
Financing Activities:
Payment of employment taxes related to release of restricted stock	(350)	—
Contributions from noncontrolling interest holders	15	30
Net cash (used in) provided by financing activities	(335)	30
Net increase (decrease) in cash	36,132	(25,288)
Cash, cash equivalents and restricted cash at beginning of period	204,954	411,299
Cash, cash equivalents and restricted cash at end of period	$241,086	$386,011
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,175	$4,277
Supplemental non-cash investing and financing activities:
Acquisition of property in accounts payable	$156	$10

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total above:

	March 31, 2024	March 31, 2023
Cash and cash equivalents	$238,903	$384,261
Restricted cash in other assets	2,183	1,750
Total	$241,086	$386,011
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The balance sheet as of December 31, 2023, included herein, was derived from audited financial statements, but does not include all disclosures required by GAAP. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year-ended December 31, 2023 as filed with the SEC. Furthermore, the condensed consolidated financial statements include the accounts of the Company, our subsidiaries, and three immaterial variable interest entities in which we are the primary beneficiary. All intercompany transactions have been eliminated in consolidation. Noncontrolling interest is presented within the equity section of the condensed consolidated balance sheets.
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
Level 1 - Quoted prices in active markets for identical assets or liabilities
Level 2 - Other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability
Level 3 - Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date
The fair value of cash, cash equivalents, restricted cash and U.S. Treasury bills was determined based on Level 1 inputs. The fair value of certificate of deposits, which are recorded in other assets in the condensed consolidated balance sheets, was determined based on Level 2 inputs. There were no assets or liabilities measured at fair value using Level 3 inputs as of March 31, 2024 and December 31, 2023. Our long-term debt was reported at carrying value.
Revenue and Accounts Receivable
Earned premium revenue consisted of premium revenue and capitation revenue for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Premium	$619,722	$399,740
Capitation	1,834	35,072
Total	$621,556	$434,812
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
Capitation revenue consists primarily of capitated fees for medical care services provided by us under arrangements with third-party payors. In 2023, capitation revenue consisted primarily of revenue from CMS related to our participation in the CMS "ACO Realizing Equity, Access, and Community Health Model” or “ACO REACH” model, as discussed below.
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

We also participate in the CMS ACO REACH program, formerly the Direct Contracting Model ("DCE"). CMS serves as the claim adjudicator for institutional and specialists care, and directly pays for such fee for service claims. The ACO REACH entity ("ACO") is responsible for the cost of health care services related to the patient population attributed to the ACO by participating in 100% savings/losses via the risk share model and in some cases, are financially responsible for the supplemental benefits provided to the patients. In 2024, we entered into a management services and risk management agreement with a third-party healthcare company. The third party will be responsible for arranging and controlling the health care services provided to the ACO members, and for providing certain management and support services with respect to ACO operations. The third party will also assume specified upside and downside financial risk relative to the ACO’s performance. As a result of this arrangement, revenue is recorded on a net basis within other revenue on the condensed consolidated statement of operations for the three months ended March 31, 2024. Revenue recognized by the ACO for the three months ended March 31, 2024 was $985.
Prior to 2024, the ACO acted as a principal in arranging for and controlling services provided directly by their contracts with primary care physicians, as well as services provided by preferred institutional care providers and specialists. Capitation payments for the ACO program were determined from an annual benchmark established by CMS. These payments, which were adjusted for variable considerations, represented revenue for providing health care services, including primary care as well as institutional and specialist care. The ACO recognized capitation revenue for providing these services in the period in which the performance obligations were satisfied by transferring services to the members. Revenue recognized by the ACO for the three months ended March 31, 2023 was $32,114.
Interest income earned on our cash deposits and short-term investments is included within other revenue on the condensed consolidated statements of operations. Interest income for the three months ended March 31, 2024 and 2023 was $5,443 and $3,717, respectively.
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
Our recognized premium revenue for our Medicare Advantage Plans in California, North Carolina, Nevada, Arizona, Texas and Florida are each subject to a minimum annual medical loss ratio (“MLR”) of 85%. The MLR represents medical costs as a percentage of premium revenue. The Code of Federal Regulations defines what constitutes medical costs and premium revenue, including certain additional expenses related to improving the quality of care provided, and the exclusion of certain taxes and fees, in each case as permitted or required by CMS and applicable regulatory requirements. If the minimum MLR is not met, we are required to remit a portion of the premiums back to the federal government. The amount remitted, if any, is recognized as an adjustment to premium revenues in the condensed consolidated statements of operations. The amounts payable under this provision were immaterial at March 31, 2024 and December 31, 2023.
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
We have contracts with a network of hospitals, physicians, and other providers and compensate those providers and ancillary organizations based on contractual arrangements or CMS Medicare compensation guidelines. We pay these contracting providers either through fee-for-service arrangement in which the provider is paid negotiated rates for specific services provided or a capitation payment, which represent monthly contractual fees disbursed for each member regardless of medical services provided to the member. We are responsible for the entirety of the cost of health care services related to the member population, in addition to supplemental benefits provided by us to our seniors. In 2023, we also recorded claims expenses related to our institutional and specialist care related to our ACO program with CMS as we acted as the principal in the transaction. As discussed above, beginning in 2024, claims expense related to the ACO program is netted against ACO revenue as we act as the agent in these transactions.
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
In August 2022, the Inflation Reduction Act ("IRA") was signed into law. The law intends to increase tax revenue and reduce Medicare costs through lower prescription drug prices, inflation rebates, and capping annual Medicare Part D out of pocket expenses. The provisions of the law are set to take effect over the next seven years. There was no material impact on our consolidated financial statements at March 31, 2024, and we do not anticipate a material impact to operations for the remainder of fiscal year 2024. We are in the process of evaluating the impact the IRA will have on our business for fiscal years beyond 2024.
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
We record risk-sharing receivables and payables on a gross basis on the condensed consolidated balance sheet. Throughout the year, we evaluate expected losses on risk-sharing receivables and record the resulting expected losses to the reserve. We systematically build and release reserves based on adequacy and its assessment of expected losses on a monthly basis. Credit loss associated with risk share deficit receivables are recorded within medical expense in the condensed consolidated statements of operations. As of March 31, 2024 and December 31, 2023, we recorded a valuation allowance for substantially all of the risk-sharing receivable balance due to collection risk related to the balance. The risk-sharing payable is included within medical expenses payable on the condensed consolidated balance sheet.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits and current and restricted investments with financial institutions. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits. At March 31, 2024 and December 31, 2023, there was $300,243 and $316,977, respectively, in excess of FDIC-insured limits.
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
Noncontrolling interest
In October 2022, the Company acquired a subsidiary and recorded a noncontrolling interest for the portion of equity ownership not attributable to Alignment Healthcare, Inc. The noncontrolling interest in the subsidiary was initially recognized at estimated fair value on October 1, 2022 and is presented within total equity in the Company's condensed consolidated balance sheet. The net loss attributable to this noncontrolling interest was $54 and $87 for the three months ended March 31, 2024 and 2023, respectively.

Net Loss per Share
Net loss per share is calculated based on net loss attributable to Alignment Healthcare, Inc.'s stockholders. The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(46,575)	$(37,371)
Less: Net loss attributable to noncontrolling interests	54	87
Net loss attributable to Alignment Healthcare, Inc.	$(46,521)	$(37,284)
Denominator:
Total weighted-average common shares outstanding - basic and diluted	189,597,668	187,557,349
Less: Restricted shares of common stock	(592,274)	(4,443,404)
Total weighted-average common shares outstanding, net of restricted shares of common stock - basic and diluted	189,005,394	183,113,945
Net loss per share:
Net loss per share - basic and diluted	$(0.25)	$(0.20)
Basic net loss per share is the same as diluted net loss per share for periods presented as the inclusion of all potentially dilutive shares would have been anti-dilutive.
In addition to the restricted shares of common stock, we also excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share as of March 31, 2024 and 2023:

	March 31,
	2024	2023
Stock options	9,023,343	10,584,124
Restricted stock units	22,767,035	10,004,845
Total	31,790,378	20,588,969
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

3. Fair Value
The following tables present the carrying value and fair value of these financial instruments as of March 31, 2024 and December 31, 2023:

	March 31, 2024
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
U.S. Treasury bills	$82,489	$82,414	$—	$—
Certificate of deposits	2,320	—	2,320	—
Total	$84,809	$82,414	$2,320	$—

	December 31, 2023
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
U.S. Treasury bills	$117,337	$117,310	$—	$—
Certificate of deposits	1,755	—	1,755	—
Total	$119,092	$117,310	$1,755	$—
The carrying value of long-term debt represents the outstanding balance, net of unamortized debt issuance costs. As of March 31, 2024 and December 31, 2023, the fair value of our long-term debt approximates the carrying value.
Our nonfinancial assets and liabilities, which include goodwill, intangible assets, property, and equipment, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess these assets for impairment. There was no such impairment as of March 31, 2024 and December 31, 2023.
U.S. Treasury Securities Investments
As of March 31, 2024 and December 31, 2023, the Company had $62,759 and $115,914, respectively, of investments in U.S. Treasury bills which were classified as held to maturity and carried at amortized cost. These investments are included in short-term investments in the condensed consolidated balance sheets as the original maturities are greater than three months and less than twelve months. The Company has the intent and ability to hold these securities to maturity and gross unrecognized losses were $9.
As of March 31, 2024 and December 31, 2023, the Company had $18,281 and $22,232, respectively, of investments in U.S. Treasury bill money market funds with an original maturity of less than three months. These investments are considered cash equivalents and are included in cash and cash equivalents in the condensed consolidated balances sheets.
Restricted Investments
Restricted investments are composed of investments in U.S. Treasury bills and certificates of deposits and are included within other assets in the condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, the Company had $1,449 and $1,423 of restricted investments in U.S. Treasury bills and $2,320 and $1,755 of restricted investments in certificates of deposits, respectively. The Company has the intent and ability to hold these investments until maturity; therefore, these investments are stated at amortized cost. Restricted investments are required to be maintained at a financial institution within certain states. As of March 31, 2024 and December 31, 2023, these investments had maturities with less than 12 months. Due to the nature of the state's requirements, these assets are classified as noncurrent assets regardless of the contractual maturity date.

4. Accounts Receivable
Accounts receivable consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Government receivables	$70,106	$35,529
Pharmacy rebate receivables	84,422	75,894
Other receivables	10,543	8,326
Total accounts receivable	165,071	119,749
Allowance for credit losses	—	—
Accounts receivable, net	$165,071	$119,749
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
We recorded credit loss related to accounts receivable of $0 and $1 during the three months ended March 31, 2024 and 2023, respectively. The amounts were recorded in selling general, and administrative expenses in the condensed consolidated statements of operations.
5. Property and Equipment
Property and equipment consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Computers and equipment	$11,830	$11,447
Office equipment and furniture	4,397	4,396
Software	157,305	148,864
Leasehold improvements	6,347	6,347
Construction in progress	6,984	4,532
Subtotal	186,863	175,586
Less accumulated depreciation	(129,652)	(123,685)
Property and equipment-net	$57,211	$51,901
Depreciation expense for the three months ended March 31, 2024 and 2023 was $6,001 and $4,885, respectively, of which $52 and $61, respectively, were included in medical expenses.

6. Goodwill and Intangible Assets
Intangible assets consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$34,826	$—	$34,826	—
License (indefinite lived)	4,967	—	4,967	—
Plan member relationships	2,700	(2,700)	—	9 years
Other	1,050	(793)	257	2 - 10 years
Total	$43,543	$(3,493)	$40,050

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$34,826	$—	$34,826	—
License (indefinite lived)	4,967	—	4,967	—
Plan member relationships	2,700	(2,700)	—	9 years
Other	1,050	(765)	285	2 - 10 years
Total	$43,543	$(3,465)	$40,078
Amortization expense relating to intangible assets for the three months ended March 31, 2024 and 2023, was $28 and $97, respectively. Estimated amortization expense relating to intangible assets for each of the next five years ending December 31, is as follows:

Remainder of 2024	$54
2025	60
2026	60
2027	60
2028	23
$257
There were no impairment charges related to goodwill and intangible assets for the three months ended March 31, 2024 and 2023.
7. Medical Expenses Payable
The following table is a detail of medical expenses payable as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Claims incurred but not paid	$129,245	$95,664
Capitation and risk-sharing payable	71,946	50,894
Other	75,273	58,841
Medical expenses payable	$276,464	$205,399
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

The following table presents components of the change in medical expenses payable as of March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Claims incurred but not paid - beginning balance	$95,664	$88,813
Incurred related to:
Current year	198,675	116,992
Prior years	(4,969)	(5,809)
Total incurred, net of reinsurance	193,706	111,183
Payments related to:
Current year	91,486	57,500
Prior years	68,639	59,383
Total payments, net of reinsurance	160,125	116,883
Claims incurred but not paid - ending balance	129,245	83,113
Capitation payable, risk-sharing payable, and other	147,219	102,557
Total medical expenses payable	$276,464	$185,670
We re-examine previously established outstanding claims reserve estimates based on actual claims submissions and other changes in facts and circumstances. We recognized a favorable prior year development, excluding provision for adverse deviation, of $871 for the three months ended March 31, 2024. The favorable prior year development was primarily due to better-than-expected claims recoveries and actual claims expense being less than expected.
8. Long-Term Debt
Long-term debt is recorded at carrying value in the condensed consolidated balance sheets. The carrying value of long-term debt outstanding, net of unamortized debt issuance costs, consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Long-term debt	$165,000	$165,000
Less unamortized debt issuance costs	(2,970)	(3,187)
Long-term debt-net of amortization	162,030	161,813
Less current portion of long-term debt	—	—
Long-term debt - net of current portion	$162,030	$161,813
Oxford Term Loan
On September 2, 2022 (the "Effective Date"), Alignment Healthcare USA, LLC entered into a senior secured term loan agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC (“Oxford”), as administrative agent, collateral agent and a lender, and the other lenders from time to time party thereto (collectively, the “Lenders”), pursuant to which the Lenders have agreed to lend an aggregate principal amount of up to $250,000 in a series of term loans (the “Term Loans”). Pursuant to the Oxford Loan Agreement, we received an initial Term Loan of $165,000 on the Effective Date and may borrow up to an additional $85,000 of Term Loans at our option (such additional Term Loans, the “Delayed Draw Term Loans”). Interest on the Term Loans is a variable rate equal to (i) the secured overnight financing rate ("SOFR") administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a floor of 1.00%, plus (ii) an applicable margin of 6.50%. All unpaid principal and accrued and unpaid interest with respect to each Term Loan is due and payable in full on September 1, 2027. The interest rate applied during the quarter ended March 31, 2024 ranged from 11.82% to 11.85%.
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
The Oxford Loan Agreement includes financial covenants that require the Borrower Parties to (i) maintain minimum liquidity, as defined in the Loan Agreement, of $23,000 and (ii) satisfy a maximum permitted ratio of debt to trailing twelve-month revenue, as set forth in the Loan Agreement. As of March 31, 2024 and December 31, 2023, we were in compliance with the Oxford financial covenants.
Future maturities under the term loan for each of the next five years ending December 31, are as follows:

Amount
Remainder of 2024	$—
2025	1,650
2026	1,650
2027	161,700
2028	—
$165,000
9. Income Taxes
For the three months ended March 31, 2024 and 2023, we recorded income tax expense of $0 and $1, respectively. The decrease in tax for the three months ended March 31, 2024 when compared to the three months ended March 31, 2023, is primarily attributable to state tax recorded in the prior year. Our future effective tax rate may vary from the statutory tax rate primarily due to changes in our valuation allowance, state taxes, and excess executive compensation.
We have federal and state cumulative net operating losses ("NOLs") as of March 31, 2024 and December 31, 2023. Given the history of losses, and after consideration for the risk associated with estimates of future taxable income, we established a full valuation allowance against net deferred tax assets at March 31, 2024 and 2023. Under the Tax Cuts and Jobs Act (“TCJA”), federal NOLs generated after 2017 will be carried forward indefinitely but are limited to an 80% deduction of taxable income. NOLs generated prior to 2018 have a 20-year carryforward period and can be used to offset 100% of taxable income. An exception to the TCJA federal NOL rule applies to certain of our subsidiaries and requires all NOLs generated from those entities to have a 20-year carryforward period and offset 100% of taxable income. For the year ended December 31, 2023 federal and state NOL carryforwards were $504,097 and $498,933, respectively. $312,446 of the total federal net operating loss carryforwards have an indefinite life while the remaining federal and state net operating loss carryforwards begin to expire in 2033 if not utilized.

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
The following is a summary of the stock option transactions as of and for the three months ended March 31, 2024:

	Stock Options Outstanding
(amounts in thousands, except shares and per share amount)	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2023	9,135,879	$16.95	7.29	$79
Options granted	—	—
Options exercised	—	—
Options forfeited / expired	(112,536)	15.41
Balances as of March 31, 2024	9,023,343	$16.97	7.04	—
Vested and Exercisable as of March 31, 2024	6,336,964	$17.28	7.00	—
Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of our common stock. For the three months ended March 31, 2024 and 2023, no options were exercised. No options were granted during the three months ended March 31, 2024.
Restricted Stock Awards
Our outstanding Restricted Stock Awards ("RSA") generally vest 25% annually over four years. RSAs converted from pre-IPO awards generally vest on the later of the fourth anniversary of the original vesting commencement date or 50% annually on the first and second anniversary of the IPO.
The following is a summary of RSA transactions for the three months ended March 31, 2024:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2023	683,953	$5.86
Vested	(140,856)	13.22
Forfeited	(2,799)	5.05
Unvested and outstanding as of March 31, 2024	540,298	$3.94
Restricted Stock Units
Our outstanding Restricted Stock Units ("RSU") generally vest 25% annually over four years.

The following is a summary of RSU transactions as of and for the three months ended March 31, 2024:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2023	10,541,625	$11.25
Granted	6,517,337	5.05
Vested(1)	(2,385,493)	8.25
Cancelled/forfeited	(282,972)	9.36
Unvested and outstanding as of March 31, 2024	14,390,497	$8.97
(1) Includes 107,948 shares that vested, but the issuance and delivery of the shares was deferred.
Performance-based Restricted Stock Units ("PSUs")
On September 14, 2023, the Board of Directors of the Company approved the grant of performance-based restricted stock units under the Company's 2021 Equity Incentive Plan to its executive management team and other key employees. Each grantee is eligible to vest in a number of PSUs ranging from 0% to 150% of the target number of PSUs granted, based on the aggregated achievement by the Company of certain performance metrics during the performance period beginning on January 1, 2024 and ending on December 31, 2024. The achievement of PSUs relative to the approved target is based on the following performance metrics and relative weighting: Health Plan Revenue Growth Percentage 60%, At-Risk Returning Member Medical Benefit Ratio 20% and Adjusted EBITDA, less Capital Expenditures 20%.
50% of the total number of earned PSUs will become vested upon certification of achievement of the performance metrics by the Compensation Committee on or about March 1, 2025 and the remaining 50% of earned PSUs will be become vested as of December 31, 2025, subject to continued service to the Company through such dates.
On March 13, 2024, the Board of Directors of the Company approved additional grants of PSUs under the Company's 2021 Equity Incentive Plan. Each grantee is eligible to vest in a number of PSUs ranging from 0% to 200% of the target number of PSUs granted, based on the aggregated achievement by the Company of certain performance metrics during the performance period beginning on January 1, 2024 and ending on December 31, 2026. The achievement of PSUs relative to the approved target is based on the following performance metrics and relative weighting: Revenue Growth 50% and Adjusted EBITDA 50%. 100% of the total number of earned PSUs will become vested upon certification of achievement of the performance metrics by the Compensation Committee on or about March 1, 2027.
The following is a summary of PSU transactions for the three months ended March 31, 2024:

	Performance-based restricted stock units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2023	7,233,205	$5.74
Granted	1,160,000	5.00
Vested	—	—
Cancelled/forfeited	(16,667)	5.74
Unvested and outstanding as of March 31, 2024	8,376,538	$5.64
Equity-Based Compensation Expense
Total equity-based compensation expense was presented on the statement of operations as follows:

	Three Months Ended March 31,
(amounts in thousands)	2024	2023
Selling, general and administrative expenses	$19,721	$19,454
Medical expenses	1,133	2,524
Total equity-based compensation expense	$20,854	$21,978

As of March 31, 2024, there was $114,406 in unrecognized compensation expense related to all non-vested awards (RSAs, options, RSUs and PSUs) that will be recognized over the weighted-average period of 1.88 years.
11. Regulatory Requirements and Restricted Funds
Our health plans or risk-bearing entities are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which it operates.
Risk-Based Capital Regulatory
The National Association of Insurance Commissioners has adopted rules, which, if implemented by the states, set minimum capitalization requirements for insurance companies, health maintenance organizations ("HMOs"), and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (“RBC”) rules, which may vary from state to state. Certain states in which our health plans or risk bearing entities operate have adopted the RBC rules. Our health plans or risk-bearing entities were in compliance with the minimum capital requirements as of March 31, 2024.
Tangible Net Equity
Our health plan in California is required to comply with the tangible net equity (“TNE”) requirements. The required amount is the larger of: (1) $1,000; (2) 2% of the first $150,000 of annualized premium revenue, plus 1% of annualized premium revenue in excess of $150,000; or (3) 8% of the first $150,000 of annualized health care expenditures, except for those paid on a capitated or managed hospital payment basis, plus 4% of the annualized health care expenditures in excess of $150,000, except those paid on a capitated or managed hospital payment basis, plus 4% of annualized hospital expenditures paid on a managed hospital payment basis. We were in compliance with the TNE requirement as of March 31, 2024.
We have the ability to provide additional capital to each of our health plans or risk-bearing entities when necessary to ensure that the RBC and TNE requirements are met.
Certain states regulate the payment of dividends, loans, or other cash transfers from our regulated subsidiaries to our non-regulated subsidiaries and parent company. Such payments may require approval by state regulatory authorities and are limited based on certain financial criteria, such as the entity’s level of statutory income and statutory capital and surplus, or the entity’s level of tangible net equity or net worth, amongst other measures. These regulations vary by state. We were in compliance with the RBC and TNE requirements as of March 31, 2024.
Restricted Assets
Pursuant to the regulations governing our subsidiaries, we maintain certain deposits required by the government authorities in the form of cash, certificate of deposit and Treasury bills as protection in the event of insolvency. The use of funds from these investments is limited as required by regulation in the various states in which we operate, or as needed in the event of insolvency. Therefore, these deposits are reported within other assets on the condensed consolidated balance sheets.
We hold these assets until maturity, at which time these assets will renew or are invested in a similar type of investment instrument. Given the regulatory requirements, we expect to hold these investments for long-term. As a result, we do not expect the value of these investments to decline significantly due to a sudden change in market interest rates. These investments are carried at amortized cost, which approximates fair value. See note 3, Fair Value, for further discussion.
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

On April 27, 2022, a former employee of the Company filed a purported class action lawsuit (Dabney v. Alignment Healthcare USA, LLC, Orange County Superior Court) alleging that the Company failed to provide hourly employees with required meal and rest breaks or pay such workers a premium equal to an hour of pay for missed meal or rest breaks. Discovery in the matter commenced on June 8, 2022. On September 2, 2022, the court granted a stay of proceedings and discovery in anticipation of mediation scheduled for August 2023. On August 15, 2023, the Company entered into a tentative settlement of the action in consideration of an aggregate payment of $913. The settlement of this matter is subject to approval by the court which is expected in the third quarter of 2024. As a result of the tentative settlement, the Company has accrued for a potential liability of $913 as of March 31, 2024 and December 31, 2023 for this matter, which was recorded within accounts payable and accrued expenses on the consolidated balance sheet and selling, general and administrative expenses on the consolidated statement of operations.
We may be involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate resolution of legal proceedings is not expected to have a material adverse effect on the condensed consolidated financial statements. Amounts accrued for legal proceedings were not material as of March 31, 2024 and December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our audited financial statements and the accompanying notes as well as “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023 (our "Annual Report"), as well as our unaudited condensed consolidated financial statements and related notes presented herein in Part I, Item 1 included elsewhere in this Quarterly Report. Unless the context otherwise indicates or requires, the terms “we”, “our” and the “Company” as used herein refer to Alignment Healthcare, Inc. and its consolidated subsidiaries, including Alignment Healthcare Holdings, LLC, which is Alignment Healthcare, Inc.’s predecessor for financial reporting purposes.
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
Overview
Alignment is a next generation, consumer-centric platform designed to improve the healthcare experience for seniors. We deliver this experience through our Medicare Advantage plans, which are customized to meet the needs of a diverse array of seniors. Our innovative model of consumer-centric healthcare is purpose-built to provide seniors with care as it should be: high quality, low cost and accompanied by a vastly improved consumer experience. We combine a proprietary technology platform and a high-touch clinical model that enhances our members’ lifestyles and health outcomes while simultaneously controlling costs, which allows us to reinvest savings back into our platform and products to directly benefit the senior consumer. We have grown Health Plan Membership, which we define as members enrolled in our health maintenance organization ("HMO") and preferred provider organization ("PPO") contracts (the "Alignment Health Plans"), from approximately 13,000 at inception to 165,100 as of March 31, 2024, representing a 29% compound annual growth rate across 53 markets and 6 states. Our ultimate goal is to bring this differentiated, advocacy-driven healthcare experience to millions of senior consumers in the United States and to become the most trusted senior healthcare brand in the country.
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
For the 2024 plan year, Alignment offers plans in 53 markets across California (22 markets), North Carolina (16 markets), Nevada (6 markets), Arizona (3 markets), Texas (2 markets) and Florida (4 markets). There are approximately 8.6 million Medicare-eligible seniors in our current markets.
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

Additionally, our historical financial performance has been, and we expect our financial performance in the future will be, driven by our ability to:
•Capitalize on Our Existing Market Growth Opportunity: Our ability to attract and retain members to grow in our existing markets depends on our ability to offer a superior value proposition. We have proven that we can compete against, and take market share from, large established players in highly competitive markets. According to CMS data, we were one of the top three Medicare Advantage Organizations in terms of HMO net members growth in our California counties between 2016 and 2024. There are approximately 4.7 million Medicare-eligible individuals enrolled in Medicare Advantage plans in our existing 53 counties, of which our approximately 165,100 Health Plan Members represents only 2% market share. We believe that there are still significant opportunities for future growth even in our most mature markets where we have a 10-40% market share. Additionally, we are evaluating other opportunities to leverage our historical investments in our technology platform and our comprehensive clinical model across our existing and potentially new geographies.
•Drive Growth and Consistent Outcomes Through New Market Expansion: We enter new markets with the goal of building brand awareness across our key stakeholders to achieve meaningful market share over time. We intend to focus on markets with significant senior populations where we expect to be able to replicate our model most effectively. Our existing markets also feature a diverse array of membership profiles across ethnicities, income levels and acuity. In 2023 we expanded into 14 new markets across our four existing states and two new states, Florida and Texas, and in 2024, we expanded into one new market in California.
•Provide Superior Service, Care and Consumer Satisfaction: We are highly focused on providing superior service and care to our members and on maintaining high levels of consumer satisfaction, which are key to our financial performance and growth. The CMS Five Star Quality Rating System provides economic incentives to Medicare Advantage plans that achieve higher Star ratings by (i) meeting certain care criteria (such as completing particular preventative screening procedures or ensuring proper follow-up care is provided for specific conditions or episodes) and (ii) receiving high member satisfaction ratings. These incentives impact financial performance in the year following the CMS Rating Year (for example, CMS’s announcement of the 2024 Ratings occurred in the second half of 2023 and will impact our financial performance in 2025). In aggregate, more than 90% of our health plan members are enrolled in plans rated 4 stars and above, meaning the vast majority of members consistently receive a high-quality care experience, as defined under CMS star measurement criteria. Additionally, the California HMO plan has achieved a 4-star or greater rating for seven consecutive years.
•Effectively Manage the Quality of Care to Improve Member Outcomes: Our care delivery model is based on a clinical continuum through which we have created a highly personalized experience that is unique to each member depending on their personal health and circumstances. Utilizing data and predictive analytics generated by AVA, our clinical continuum separates seniors into four categories in order to provide optimized care for every stage of a senior’s life: healthy, healthy utilizer, pre-chronic and chronic. We partner with our broader network of community providers to service members in our non-chronic categories, and we have developed a Care Anywhere program implemented by our internal clinical teams to care for our higher risk and/or chronically ill members. By investing in our members’ care proactively, our model has consistently reduced unnecessary and costly care while improving the quality of our members’ lifestyle and healthcare experience. By delivering superior care and preventing avoidable utilization of the healthcare system, we are able to reduce our claims expenditures in some of our largest medical expense categories, which translates to superior medical benefits ratio (“MBR”) financial performance and ultimately the ability to offer richer products in the market.
•Achieve Superior Unit Economics: As our senior population ages, their healthcare needs become more frequent and complex. To combat the healthcare cost increases that typically result, we proactively look to (i) connect with our population early in their enrollment with Alignment to assess their care needs, (ii) develop care plans and engage those members with more chronic, complex health challenges in our clinical model, and (iii) continue to monitor and evaluate our healthier members in a preventative fashion over time. Given the Medicare Advantage payment mechanism and the retention of the vast majority of our members who continue to choose Alignment after their initial selection year, we are able to focus our efforts on driving favorable long-term health outcomes for our entire population. As a result, our clinical model efforts have demonstrated the ability to lower the MBRs of our returning members. We believe this is evidence of our ability to manage the financial risk of our members as they age, and that these favorable underlying unit economic trends translate directly to our ability to continue to deliver a richer product to the marketplace. With this dynamic in mind, our consolidated MBR may be impacted year-to-year based on our pace of new member growth and mix of members by cohort. However, we believe our ability to sustain MBR performance improvement over time positions us well to invest in new member growth to drive long-term financial performance.
•Invest in our Platform and Growth: We plan to continue to invest in our business in order to further develop our AVA platform, pursue new expansion opportunities and create innovative product offerings. In addition, in order to maintain a differentiated value proposition for our members, we continue to invest in innovative product offerings and supplementary benefits to meet the evolving needs of the senior consumer. We anticipate further investments in our business as we expand into new markets and pursue strategic acquisitions, which we expect will primarily be focused on healthcare delivery groups in key geographies, standalone and provider-sponsored Medicare Advantage plans and other complementary risk bearing assets.
•Navigate Seasonality to our Business: Our operational and financial results will experience some variability depending upon the time of year in which they are measured. We experience the largest portion of member growth during the first quarter, when plan enrollment selections made during the annual enrollment period ("AEP") from October 15th through December 7th of the prior year take effect. As a result, we expect to see a majority of our member growth occur on January 1 of a given calendar year. As the year progresses, our per-member revenue often declines as new members join us, typically with less complete or accurate documentation (and therefore lower risk-adjustment scores), and senior mortality disproportionately impacts our higher-acuity (and therefore greater revenue) members. Medical costs will vary seasonally depending on a number of factors, but most significantly the weather. Certain illnesses, such as the influenza virus, are far more prevalent during colder months of the year, which will result in an increase in medical expenses during these time periods. We therefore expect to see higher levels of per-member medical costs in the first and fourth quarters. The design of our prescription drug coverage (Medicare Part D) results in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period, which begins annually on January 1 for renewals. These plan designs generally result in us sharing a greater portion of the responsibility for total prescription drug costs in the early stages of the year and less in the latter stages, which typically results in a higher MBR on our Part D program in the first half of the year relative to the second half of the year. In addition, we expect our corporate, general and administrative expenses to increase in absolute dollars for the foreseeable future to support our growth and because of additional costs of being a public company. Due to the timing of many of these investments, including our primary sales and marketing season, we typically incur a greater level of investment in the second half of the year relative to the first half of the year.
Executive Summary
The following table presents key financial statistics for the periods indicated:

	Three Months Ended March 31,
(dollars in '000's, except percentages)	2024	2023	% Change
Health plan membership (at period end)	165,100	109,700	50.5%
Medical benefits ratio	90.9%	89.7%	1.2%
Revenues	$628,601	$439,155	43.1%
Loss from Operations	$(41,106)	$(32,489)	26.5%
Net loss	$(46,575)	$(37,371)	24.6%
Adjusted EBITDA(1)	$(11,980)	$(5,172)	131.6%
Adjusted gross profit (1)	$57,343	$45,425	26.2%
(1)See "Adjusted EBITDA" and "Adjusted Gross Profit" below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Health Plan Membership
We define Health Plan Membership as the number of members enrolled in our HMO and PPO contracts as of the end of a reporting period. We believe this is an important metric to assess growth of our underlying business, which is indicative of our ability to consistently offer a superior value proposition to seniors. This metric excludes third party payor members with respect to which we are at-risk for managing their healthcare expenditures, which represented 400 members as of March 31, 2024 and 2023. It also excludes the approximately 8,800 ACO REACH members as of March 31, 2024.
Adjusted Gross Profit and Medical Benefits Ratio
Adjusted gross profit is a non-GAAP financial measure that we define as loss from operations before depreciation and amortization, clinical equity-based compensation expense, clinical restructuring costs and selling, general, and administrative expenses. Adjusted gross profit is a key measure used by our management and Board to understand and evaluate our operating performance and trends before the impact of our consolidated selling, general and administrative expenses.
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
Adjusted gross profit is reconciled as follows:

	Three Months Ended March 31,
	2024	2023
(dollars in thousands)
Loss from operations	$(41,106)	$(32,489)
Add back:
Equity-based compensation (medical expenses)	1,133	2,524
Depreciation (medical expenses)	52	61
Restructuring costs (medical expenses)	775	—
Depreciation and amortization	5,977	4,921
Selling, general, and administrative expenses	90,512	70,408
Total add back	98,449	77,914
Adjusted gross profit	$57,343	$45,425
We calculate our MBR by dividing total medical expenses, excluding depreciation, equity-based compensation and clinical restructuring costs, by total revenues in a given period. We believe our MBR is an indicator of our gross profit for our Medicare Advantage plans and demonstrates the ability of our clinical model to produce superior outcomes by identifying and providing targeted care to our high-risk members resulting in improved member health and reduced total population medical expenses. We expect that this metric may fluctuate over time due to a variety of factors, including our pace of new member growth given that new members typically join Alignment with higher MBRs, while our model has demonstrated an ability to improve MBR for a given cohort over time.
When we determine, on an annual basis, whether we have satisfied the CMS minimum Medical Loss Ratio of 85%, adjustments are made to the MBR calculation to include certain additional expenses related to improving the quality of care provided, and to exclude certain taxes and fees, in each case as permitted or required by CMS and applicable regulatory requirements.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss before interest expense, income taxes, depreciation and amortization expense, acquisition expenses, certain litigation costs, gains or losses on right of use

("ROU") assets, restructuring costs and equity-based compensation expense. Adjusted EBITDA is a key measure used by our management and our Board to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operating plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA provides useful measures for period-to-period comparisons of our business, as we do not consider the excluded items to be part of our ongoing results of operations. Given our intent to continue to invest in our platform and the scalability of our business in the short to medium-term, we believe Adjusted EBITDA over the long term will be an important indicator of value creation.
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
Adjusted EBITDA is reconciled as follows:

	Three Months Ended March 31,
	2024	2023
(dollars in thousands)
Net loss	$(46,575)	$(37,371)
Less: Net loss attributable to noncontrolling interest	54	87
Adjustments:
Interest expense	5,427	5,019
Depreciation and amortization	6,029	4,982
Income taxes	—	1
Equity-based compensation(1)	20,854	21,978
Acquisition expenses(2)	—	132
Litigation costs (3)	320	—
Loss on ROU assets(4)	143	—
Restructuring costs(5)	1,768	—
Adjusted EBITDA	$(11,980)	$(5,172)
(1)Represents equity-based compensation related to grants made in the applicable year, as well as equity-based compensation related to the timing of the IPO, which includes previously issued stock appreciation rights ("SARs") liability awards, modifications related to transaction vesting units, and grants made in conjunction with the IPO.
(2)Represents acquisition-related fees, such as legal and advisory fees, that are non-capitalizable.
(3)Represents litigation costs considered outside of the ordinary course of business based on the following considerations which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years, (ii) complexity of the case, (iii) nature of the remedies sought, (iv) litigation posture of the Company, (v) counterparty involved, and (vi) the Company's overall litigation strategy.
(4)Represents loss related to ROU assets that were terminated or subleased in the respective period.
(5)Represents severance and related costs incurred as part of a corporate restructuring designed to streamline our organizational structure and drive operational efficiencies.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2024	2023
(dollars in thousands)
Revenues:
Earned premiums	$621,556	$434,812
Other	7,045	4,343
Total revenues	628,601	439,155
Expenses:
Medical expenses	573,218	396,315
Selling, general and administrative expenses	90,512	70,408
Depreciation and amortization	5,977	4,921
Total expenses	669,707	471,644
Loss from operations	(41,106)	(32,489)
Other expenses:
Interest expense	5,427	5,019
Other expenses (income)	42	(138)
Total other expenses	5,469	4,881
Loss before income taxes	(46,575)	(37,370)
Provision for income taxes	—	1
Net loss	$(46,575)	$(37,371)
Less: Net loss attributable to noncontrolling interest	54	87
Net loss attributable to Alignment Healthcare, Inc.	$(46,521)	$(37,284)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2024	2023
(% of revenue)
Revenues:
Earned premiums	99%	99%
Other	1	1
Total revenues	100	100
Expenses:
Medical expenses	91	90
Selling, general and administrative expenses	15	16
Depreciation and amortization	1	1
Total expenses	107	107
Loss from operations	(7)	(7)
Other expenses:
Interest expense	—	1
Other expenses (income)	—	—
Total other expenses	—	1
Loss before income taxes	(7)	(8)
Provision for income taxes	—	—
Net loss	(7)	(8)
Less: Net loss attributable to noncontrolling interest	—	—
Net loss attributable to Alignment Healthcare, Inc.	(7)%	(8)%
Revenues

	Three Months Ended March 31,		Change
	2024	2023	$	%
(dollars in thousands)
Revenues:
Earned premiums	$621,556	$434,812	$186,744	42.9%
Other	7,045	4,343	2,702	62.2%
Total revenues	$628,601	$439,155	$189,446	43.1%
Earned Premiums. Earned premium revenues were $621.6 million and $434.8 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $186.7 million or 42.9%. The increase was primarily driven by growth in our Health Plan membership, which increased 50.5% between March 31, 2023 and March 31, 2024. The increase was offset by a decrease in ACO REACH revenue due to the change from gross to net revenue treatment. ACO REACH revenue decreased $31.9 million, or 99%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Other Revenue. Other revenue increased $2.7 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, an increase of 62.2%. The increase is mainly attributable to an increase in the interest rate of our interest earning cash balances and the change in gross to net revenue treatment for ACO REACH.

Expenses

	Three Months Ended March 31,		Change
	2024	2023	$	%
(dollars in thousands)
Expenses:
Medical expenses	$573,218	$396,315	$176,903	44.6%
Selling, general and administrative expenses	90,512	70,408	20,104	28.6%
Depreciation and amortization	5,977	4,921	1,056	21.5%
Total expenses	$669,707	$471,644	$198,063	42.0%

Medical Expenses. Medical expenses were $573.2 million and $396.3 million for the three months ended March 31, 2024and 2023, respectively, an increase of $176.9 million, or 44.6%. The increase was driven primarily by the growth in Alignment’s Health Plan membership. Overall, medical expenses for the three months ended March 31, 2024 grew at a higher rate than earned premium revenues compared to the three months ended March 31, 2023, primarily due to 2024 having a higher percentage of new members relative to returning members, richer member benefits, a smaller amount of favorable prior year development and increases in unit costs, offset by lower inpatient admissions per thousand and the change in ACO REACH accounting.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $90.5 million and $70.4 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $20.1 million, or 28.6%. The increase was primarily due to an increase in ongoing investments and expenditures in network development, operations and sales and marketing to drive the growth of Alignment's Health Plan membership.
Depreciation and Amortization. Depreciation and amortization expense was $6.0 million and $4.9 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $1.1 million, or 21.5%. The increase was primarily due to the amount and timing of our capital expenditures and the associated depreciation relative to 2023.
Other Expenses
Interest expense. Interest expense was $5.4 million and $5.0 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $0.4 million or 8.1%. The increase in interest expense was primarily due to a higher interest rate on our debt balance during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Other expenses (income). Other expenses (income) were $0.0 million and $(0.1) million for the three months ended March 31, 2024 and 2023. The decrease is primarily attributable to a loss on ROU assets recorded during the three months ended March 31, 2024.
Liquidity and Capital Resources
General
To date, we have financed our operations principally through our IPO, private placements of our equity securities, revenues, and certain term loans (described below). As of March 31, 2024, we had $301.7 million in cash, cash equivalents and short-term investments.
We operate as a holding company in a highly regulated industry. Alignment Healthcare, Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. As of March 31, 2024, our operating parent company (an indirect wholly owned subsidiary of our parent company) had $132.4 million in cash, cash equivalents and short-term investments.

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
We believe that our liquid assets will be sufficient to fund our operating and organic capital needs for at least the next 12 months. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending to expand our presence in existing markets, expand into new markets, increase our sales and marketing activities and develop our technology. Additionally, in the future we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights, which may also increase our capital needs.
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
Certain states in which we operate as a CMS-licensed Medicare Advantage company may require us to meet certain capital adequacy performance standards and tests. The National Association of Insurance Commissioners has adopted rules which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for healthcare coverage. The requirements take the form of risk-based capital (“RBC”) rules, which may vary from state to state. Certain states in which our health plans or risk bearing entities operate have adopted the RBC rules. Other states in which our health plans or risk bearing entities operate have chosen not to adopt the RBC rules, but instead have designed and implemented their own rules regarding capital adequacy. As of March 31, 2024, our health plans or risk-bearing entities were in compliance with the minimum capital requirements.
Oxford Term Loan
On September 2, 2022 (the “Effective Date”), we, Alignment Healthcare USA, LLC, an indirect subsidiary of the Company (the “Borrower”) and certain of our other subsidiaries (together with the Company and the Borrower, the “Borrower Parties”) entered into a term loan agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC (“Oxford”), as administrative agent, collateral agent and a lender, and the other lenders from time to time party thereto (collectively, the “Lenders”), pursuant to which the Lenders have agreed to lend the Borrower an aggregate principal amount of up to $250.0 million in a series of term loans (the “Term Loans”). Pursuant to the Oxford Loan Agreement, the Borrower received an initial Term Loan of $165.0 million on the Effective Date and may borrow up to an additional $85.0 million of Term Loans at its option (such additional Term Loans, the “Delayed Draw Term Loans”). Interest on the Term Loans is a variable rate equal to (i) the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a floor of 1.00%, plus (ii) an applicable margin of 6.50%. All unpaid principal and accrued and unpaid interest with respect to each Term Loan is due and payable in full on September 1, 2027. The interest rate applied during the quarter ended March 31, 2024 ranged from 11.82% - 11.85%.
The Term Loans are guaranteed by certain of our wholly owned subsidiaries and collateralized by all unrestricted assets.
For certain prepayments of the Term Loans prior to the second anniversary of the Effective Date, the Borrower will be required to pay a prepayment fee ranging from 1.00% to 2.00% of the principal amount of the Term Loans being prepaid.
The Oxford Loan Agreement includes customary events of default, including, among others, payment defaults, breach of representations and warranties, covenant defaults, judgment defaults, insolvency and bankruptcy defaults, and change of control. The occurrence of an event of default could result in the acceleration of the obligations under the Oxford Loan Agreement, termination of the Term Loan commitments and the right to foreclose on the collateral securing the obligations. During the existence of an event of default, the outstanding Term Loans will accrue interest at a rate per annum equal to 2.00% plus the otherwise applicable interest rate. Additionally, in the event of any contemplated asset sale or series of asset sales yielding net proceeds in excess of $2.5 million, except those excluded per the Oxford Loan Agreement, we are required to prepay the aggregate outstanding principal balance of the Term Loans in an amount equal to the entire amount of the asset sale net proceeds, plus any accrued and unpaid interest.
The Oxford Loan Agreement includes financial covenants that require the Borrower Parties to (i) maintain minimum liquidity, as defined in the Loan Agreement, of $23.0 million and (ii) satisfy a maximum permitted ratio of debt to trailing twelve-month revenue, as set forth in the Loan Agreement. As of March 31, 2024, we were in compliance with the financial covenants.
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(6,238)	$85,110
Net cash provided by (used in) investing activities	42,705	(110,428)
Net cash (used in) provided by financing activities	(335)	30
Net change in cash	36,132	(25,288)
Cash, cash equivalents and restricted cash at beginning of period	204,954	411,299
Cash, cash equivalents and restricted cash at end of period	$241,086	$386,011
Operating Activities
For the three months ended March 31, 2024, net cash used in operating activities was $6.2 million, an increase of $91.3 million compared to net cash provided by operating activities of $85.1 million for the three months ended March 31, 2023. The increase is mainly attributable to the timing of our monthly premium revenue payments from CMS. We typically receive our monthly premium payments from CMS on the first day of the month. However, as the first day of April 2023 did not occur on a business day, we received the April premium payments on the last day of March. At March 31, 2023 we recorded deferred premium revenue of $141.1 million. Excluding deferred premium revenue, net cash used in operating activities decreased $49.5 million, mainly attributable to an increase in medical expenses payable as a result of the increased Health Plan membership growth during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Investing Activities

For the three months ended March 31, 2024, net cash provided by investing activities was $42.7 million, an increase of $153.1 million compared to net cash used in investing activities of $110.4 million for the three months ended March 31, 2023. The increase primarily relates to the purchase of short-term treasury securities during the three months ended March 31, 2023.

Financing Activities

For the three months ended March 31, 2024, net cash used in financing activities was $0.3 million. The increase in net cash used in financing activities is mainly attributable to the payment of employment taxes related to the release of restricted stock that occurred during the three months ended March 31, 2024.
Material cash requirements from known contractual and other obligations
There have been no material changes to our contractual obligations disclosed in our Annual Report.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2024.

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
There have been no significant changes in our critical accounting estimate policies or methodologies to our condensed consolidated financial statements. For a description of our policies regarding our critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" in the Annual Report.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures:
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2024.
Changes to our Internal Controls over Financial Reporting:
There were no material changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Rule 10b5-1 Plans

During the fiscal quarter ended March 31, 2024, our executive officers and directors adopted the following trading arrangements that are intended to satisfy the affirmative defense of Rule 10b5–1(c).

Name & Title	Date of Adoption	Duration of Trading Arrangement	Maximum Number of Securities to be Sold(1)
John Kao(2) Chief Executive Officer	3/14/2024	9/16/24 – 6/13/25	900,000
Thomas Freeman(3) Chief Financial Officer	3/15/2024	6/14/24 – 6/13/25	518,000
Dawn Maroney President, Markets	3/13/2024	6/12/24 – 3/21/25	400,000
Hakan Kardes Chief Experience Officer	3/14/2024	6/13/24 – 4/25/25	125,000
Christopher Joyce Chief Legal & Administrative Officer	3/15/2024	9/16/24 – 3/14/25	50,000
Jeffrey Margolis(4) Director	3/15/2024	6/14/24 – 3/14/25	13,500

(1)Securities reported in this column include securities subject to limit orders and such orders may not fill if limit order conditions are not met.
(2)Plan modification by JEK Trust dated February 8, 2021, of which Mr. Kao is the trustee.
(3)Plan adopted by FCO Holdings LLC, a limited liability company owned by FCO Holdings Trust One, an irrevocable trust.
(4)Plan adopted by the Margolis Family Trust 12/23/98, of which Mr. Margolis is the trustee.

Amended & Restated Stockholders Agreement
On April 30, 2024, the Company entered into an amended and restated stockholders agreement (the “A&R Stockholders Agreement”) with funds managed by General Atlantic (“GA”) and Warburg Pincus LLC (“Warburg,” and together with GA, the “Lead Stockholders”), which amends and restates in its entirety the stockholders agreement dated as of March 30, 2021, to, among other things, (i) to remove certain rights held by the Lead Stockholders to appoint directors to certain Board committees and committee chair positions; and (ii) to remove certain approval rights held by GA, including, among other things, to approve (a) certain acquisitions or dispositions by the Company; (b) any transaction in which any person or group acquires more than 50% of the then outstanding capital stock of the Company or the power to elect a majority of the members of the Board; and (c) the hiring or termination of the Company’s Chief Executive Officer. The foregoing description is not complete and is qualified in its entirety by reference to the full text of the A&R Stockholders Agreement, which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated in this Item 5 by reference.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Alignment Healthcare, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 30, 2021).
3.2	Amended and Restated Bylaws of Alignment Healthcare, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on February 27, 2024).
4.1
Registration Rights Agreement, dated as of March 30, 2021, among Alignment Healthcare, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 30, 2021).

10.1*	Amended and Restated Stockholders Agreement, dated as of April 30, 2024, among Alignment Healthcare, Inc. and the other signatories party thereto.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_________________________
*Filed herewith.
**Furnished herewith
+Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alignment Healthcare, Inc.

Date: May 2, 2024	By:	/s/ John Kao
John Kao
President and Chief Executive Officer

Date: May 2, 2024	By:	/s/ Thomas Freeman
Thomas Freeman
Chief Financial Officer