Form 10-Q
period 2024-06-30
Alignment Healthcare, Inc.
filed 2024-08-01
CIK 1832466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2024, the registrant had 191,299,946 shares of common stock, $0.001 par value per share, outstanding.

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
•our ability to maintain a high rating for our health plans on the Five Star Quality Rating System;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Alignment Healthcare, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except par value and share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$339,007	$202,904
Accounts receivable (less allowance for credit losses of $95 at June 30, 2024 and $0 at December 31, 2023)	183,214	119,749
Investments - current	24,701	115,914
Prepaid expenses and other current assets	52,191	44,970
Total current assets	599,113	483,537
Property and equipment, net	62,430	51,901
Right of use asset, net	8,085	9,959
Goodwill	34,826	34,826
Intangible Assets, net	5,201	5,252
Other assets	6,603	6,405
Total assets	$716,258	$591,880
Liabilities and Stockholders' Equity
Current Liabilities:
Medical expenses payable	$315,369	$205,399
Accounts payable and accrued expenses	23,336	23,511
Accrued compensation	32,834	34,112
Total current liabilities	371,539	263,022
Long-term debt, net of debt issuance costs	211,742	161,813
Long-term portion of lease liabilities	8,179	8,974
Total liabilities	591,460	433,809
Commitments and Contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $.001 par value; 100,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $.001 par value; 1,000,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 191,236,747 and 188,951,643 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	191	189
Additional paid-in capital	1,074,303	1,037,015
Accumulated deficit	(950,789)	(880,258)
Total Alignment Healthcare, Inc. stockholders' equity	123,705	156,946
Noncontrolling interest	1,093	1,125
Total stockholders' equity	124,798	158,071
Total liabilities and stockholders' equity	$716,258	$591,880
See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Earned premiums	$674,094	$456,877	$1,295,650	$891,689
Other	7,192	5,502	14,237	9,845
Total revenues	681,286	462,379	1,309,887	901,534
Expenses:
Medical expenses	605,312	410,644	1,178,530	806,959
Selling, general, and administrative expenses	87,863	70,199	178,375	140,607
Depreciation and amortization	6,493	5,195	12,470	10,116
Total expenses	699,668	486,038	1,369,375	957,682
Loss from operations	(18,382)	(23,659)	(59,488)	(56,148)
Other expenses:
Interest expense	5,691	5,262	11,118	10,281
Other income, net	(92)	(428)	(50)	(566)
Total other expenses	5,599	4,834	11,068	9,715
Loss before income taxes	(23,981)	(28,493)	(70,556)	(65,863)
Provision for income taxes	22	1	22	2
Net loss	$(24,003)	$(28,494)	$(70,578)	$(65,865)
Less: Net (income) loss attributable to noncontrolling interest	(7)	17	47	104
Net loss attributable to Alignment Healthcare, Inc.	$(24,010)	$(28,477)	$(70,531)	$(65,761)
Total weighted-average common shares outstanding - basic and diluted	190,891,787	185,991,460	189,948,725	184,560,652
Net loss per share - basic and diluted	$(0.13)	$(0.15)	$(0.37)	$(0.36)

See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(amounts in thousands, except par value and share amounts)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at March 31, 2024	191,156,569	$191	$1,057,519	$(926,779)	$1,086	$132,017
Net loss	—	—	—	(24,010)	7	(24,003)
Issuance of common stock upon vesting of restricted stock units	80,178	—	—	—	—	—
Equity-based compensation	—	—	16,784	—	—	16,784
Balance at June 30, 2024	191,236,747	$191	$1,074,303	$(950,789)	$1,093	$124,798

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at March 31, 2023	188,475,278	$188	$992,158	$(769,525)	$1,119	$223,940
Net loss	—	—	—	(28,477)	(17)	(28,494)
Issuance of common stock upon vesting of restricted stock units	43,195	—	—	—	—	—
Forfeitures	(5,708)	—	—	—	—	—
Equity-based compensation	—	—	15,636	—	—	15,636
Noncontrolling interest attributable to subsidiary	—	—	—	—	30	30
Balance at June 30, 2023	188,512,765	$188	$1,007,794	$(798,002)	$1,132	$211,112
See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(amounts in thousands, except par value and share amounts)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2023	188,951,643	$189	$1,037,015	$(880,258)	$1,125	$158,071
Net loss	—	—	—	(70,531)	(47)	(70,578)
Issuance of common stock upon vesting of restricted stock units	2,357,723	2	—	—	—	2
Forfeitures	(2,799)	—	—	—	—	—
Shares withheld related to net restricted stock settlement	(69,820)	—	(350)	—	—	(350)
Equity-based compensation	—	—	37,638	—	—	37,638
Noncontrolling interest attributable to subsidiary	—	—	—	—	15	15
Balance at June 30, 2024	191,236,747	$191	$1,074,303	$(950,789)	$1,093	$124,798

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2022	187,280,015	$187	$970,180	$(732,241)	$1,176	$239,302
Net loss	—	—	—	(65,761)	(104)	(65,865)
Issuance of common stock upon vesting of restricted stock units	1,247,972	1	—	—		1
Forfeitures	(15,222)	—	—	—	—	—
Equity-based compensation	—	—	37,614	—	—	37,614
Repurchase of noncontrolling interest attributable to subsidiary	—	—	—	—	60	60
Balance at June 30, 2023	188,512,765	$188	$1,007,794	$(798,002)	$1,132	$211,112
See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating Activities:
Net loss	$(70,578)	$(65,865)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit loss	95	51
Loss (gain) on right of use assets	143	(289)
Depreciation and amortization	12,568	10,246
Amortization-investment discount	(1,762)	(1,716)
Amortization-debt issuance costs	612	734
Equity-based compensation	37,638	37,614
Non-cash lease expense	930	1,348
Changes in operating assets and liabilities:
Accounts receivable	(63,560)	3,914
Prepaid expenses and other current assets	(7,221)	(35,077)
Other assets	92	(112)
Medical expenses payable	109,970	37,063
Accounts payable and accrued expenses	1,373	(8,996)
Deferred premium revenue	(310)	147,169
Accrued compensation	(1,278)	(1,632)
Lease liabilities	(1,421)	(2,165)
Net cash provided by operating activities	17,291	122,287
Investing Activities:
Purchase of investments	(40,000)	(156,943)
Maturities of investments	132,525	36,150
Acquisition of property and equipment	(22,854)	(15,845)
Net cash provided by (used in) investing activities	69,671	(136,638)
Financing Activities:
Proceeds from long-term debt	50,000	—
Debt issuance costs	(512)	—
Payment of employment taxes related to release of restricted stock	(350)	—
Contributions from noncontrolling interest holders	15	60
Net cash provided by financing activities	49,153	60
Net increase (decrease) in cash	136,115	(14,291)
Cash, cash equivalents and restricted cash at beginning of period	204,954	411,299
Cash, cash equivalents and restricted cash at end of period	$341,069	$397,008
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,247	$8,986
Supplemental non-cash investing and financing activities:
Acquisition of property in accounts payable	$122	$42

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total above:

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$339,007	$395,258
Restricted cash in other assets	2,062	1,750
Total	$341,069	$397,008
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
Level 1 - Quoted prices in active markets for identical assets or liabilities
Level 2 - Other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability
Level 3 - Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date
The fair value of cash, cash equivalents, restricted cash and U.S. Treasury bills was determined based on Level 1 inputs. The fair value of certificate of deposits, which are recorded in other assets in the condensed consolidated balance sheets, was determined based on Level 2 inputs. There were no assets or liabilities measured at fair value using Level 3 inputs as of June 30, 2024 and December 31, 2023. Our long-term debt was reported at carrying value.
Revenue and Accounts Receivable
Earned premium revenue consisted of premium revenue and capitation revenue for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Premium	$673,532	$424,704	$1,293,254	$824,444
Capitation	562	32,173	2,396	67,245
Total	$674,094	$456,877	$1,295,650	$891,689
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

We also participate in the CMS ACO REACH program, formerly the Direct Contracting Model ("DCE"). CMS serves as the claim adjudicator for institutional and specialists care, and directly pays for such fee for service claims. The ACO REACH entity ("ACO") is responsible for the cost of health care services related to the patient population attributed to the ACO by participating in 100% savings/losses via the risk share model and in some cases, are financially responsible for the supplemental benefits provided to the patients. In 2024, we entered into a management services and risk management agreement with a third-party healthcare company. The third party will be responsible for arranging and controlling the health care services provided to the ACO members, and for providing certain management and support services with respect to ACO operations. The third party will also assume specified upside and downside financial risk relative to the ACO’s performance. As a result of this arrangement, revenue is recorded on a net basis within other revenue on the condensed consolidated statement of operations for the three and six months ended June 30, 2024. Revenue recognized by the ACO for the three and six months ended June 30, 2024 was $(744) and $241, respectively.
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
Interest income earned on our cash deposits and short-term investments is included within other revenue on the condensed consolidated statements of operations. Interest income for the three and six months ended June 30, 2024 was $5,602 and $11,045, respectively. Interest income for the three and six months ended June 30, 2023 was $4,727 and $8,444, respectively.
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
Our recognized premium revenue for our Medicare Advantage Plans in California, North Carolina, Nevada, Arizona, Texas and Florida are each subject to a minimum annual medical loss ratio (“MLR”) of 85%. The MLR represents medical costs as a percentage of premium revenue. The Code of Federal Regulations defines what constitutes medical costs and premium revenue, including certain additional expenses related to improving the quality of care provided, and the exclusion of certain taxes and fees, in each case as permitted or required by CMS and applicable regulatory requirements. If the minimum MLR is not met, we are required to remit a portion of the premiums back to the federal government. The amount remitted, if any, is recognized as an adjustment to premium revenues in the condensed consolidated statements of operations. The amounts payable under this provision were immaterial at June 30, 2024 and December 31, 2023.
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
In August 2022, the Inflation Reduction Act ("IRA") was signed into law. The law intends to increase tax revenue and reduce Medicare costs through lower prescription drug prices, inflation rebates, and capping annual Medicare Part D out of pocket expenses. The provisions of the law are set to take effect over the next seven years. There was no material impact on our consolidated financial statements at June 30, 2024, and we do not anticipate a material impact to operations for the remainder of fiscal year 2024. We are in the process of evaluating the impact the IRA will have on our business for fiscal years beyond 2024.
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

We systematically build and release reserves based on adequacy and its assessment of expected losses on a monthly basis. Credit loss associated with risk share deficit receivables are recorded within medical expense in the condensed consolidated statements of operations. As of June 30, 2024 and December 31, 2023, we recorded a valuation allowance for substantially all of the risk-sharing receivable balance due to collection risk related to the balance. The risk-sharing payable is included within medical expenses payable on the condensed consolidated balance sheet.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits and current and restricted investments with financial institutions. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits. At June 30, 2024 and December 31, 2023, there was $362,396 and $316,977, respectively, in excess of FDIC-insured limits.
Equity-Based Compensation
Equity-based compensation expense is measured and recognized based on the grant date fair value of the awards. The grant date fair value of stock options is estimated using the Black-Scholes option pricing model. The grant date fair value of restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) is estimated based on the fair value of our underlying common stock on the date of grant.
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
Noncontrolling interest
In October 2022, the Company acquired a subsidiary and recorded a noncontrolling interest for the portion of equity ownership not attributable to Alignment Healthcare, Inc. The noncontrolling interest in the subsidiary was initially recognized at estimated fair value on October 1, 2022 and is presented within total equity in the Company's condensed consolidated balance sheet. The net (income) loss attributable to this noncontrolling interest was $(7) and $47, respectively, for the three and six months ended June 30, 2024. The net loss attributable to this noncontrolling interest was $17 and $104, respectively, for the three and six months ended June 30, 2023.

Net Loss per Share
Net loss per share is calculated based on net loss attributable to Alignment Healthcare, Inc.'s stockholders. The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(24,003)	$(28,494)	$(70,578)	$(65,865)
Less: Net (income) loss attributable to noncontrolling interests	(7)	17	47	104
Net loss attributable to Alignment Healthcare, Inc.	$(24,010)	$(28,477)	$(70,531)	$(65,761)
Denominator:
Total weighted-average common shares outstanding - basic and diluted	191,431,917	188,496,252	190,514,927	188,029,447
Less: Restricted shares of common stock	(540,130)	(2,504,792)	(566,202)	(3,468,795)
Total weighted-average common shares outstanding, net of restricted shares of common stock - basic and diluted	190,891,787	185,991,460	189,948,725	184,560,652
Net loss per share:
Net loss per share - basic and diluted	$(0.13)	$(0.15)	$(0.37)	$(0.36)
Basic net loss per share is the same as diluted net loss per share for periods presented as the inclusion of all potentially dilutive shares would have been anti-dilutive.
In addition to the restricted shares of common stock, we also excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share as of June 30, 2024 and 2023:

	June 30,
	2024	2023
Stock options	8,949,589	10,566,529
Restricted stock units	22,196,478	10,145,593
Total	31,146,067	20,712,122
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

3. Fair Value
The following tables present the carrying value and fair value of these financial instruments as of June 30, 2024 and December 31, 2023:

	June 30, 2024
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
U.S. Treasury bills	$44,628	$44,577	$—	$—
Certificate of deposits	2,336	—	2,336	—
Total	$46,964	$44,577	$2,336	$—

	December 31, 2023
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
U.S. Treasury bills	$117,337	$117,310	$—	$—
Certificate of deposits	1,755	—	1,755	—
Total	$119,092	$117,310	$1,755	$—
The carrying value of long-term debt represents the outstanding balance, net of unamortized debt issuance costs. As of June 30, 2024 and December 31, 2023, the fair value of our long-term debt approximates the carrying value.
Our nonfinancial assets and liabilities, which include goodwill, intangible assets, property, and equipment, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess these assets for impairment. There was no such impairment as of June 30, 2024 and December 31, 2023.
U.S. Treasury Securities Investments
As of June 30, 2024 and December 31, 2023, the Company had $24,651 and $115,914, respectively, of investments in U.S. Treasury bills which were classified as held to maturity and carried at amortized cost. These investments are included in short-term investments in the condensed consolidated balance sheets as the original maturities are greater than three months and less than twelve months. The Company has the intent and ability to hold these securities to maturity and gross unrecognized losses were $0.
As of June 30, 2024 and December 31, 2023, the Company had $18,602 and $22,232, respectively, of investments in U.S. Treasury bill money market funds with an original maturity of less than three months. These investments are considered cash equivalents and are included in cash and cash equivalents in the condensed consolidated balances sheets.
Restricted Investments
Restricted investments are composed of investments in U.S. Treasury bills and certificates of deposits and are included within other assets in the condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, the Company had $1,375 and $1,423 of restricted investments in U.S. Treasury bills and $2,336 and $1,755 of restricted investments in certificates of deposits, respectively. The Company has the intent and ability to hold these investments until maturity; therefore, these investments are stated at amortized cost. Restricted investments are required to be maintained at a financial institution within certain states. As of June 30, 2024 and December 31, 2023, these investments had maturities with less than 12 months. Due to the nature of the state's requirements, these assets are classified as noncurrent assets regardless of the contractual maturity date.

4. Accounts Receivable
Accounts receivable consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Government receivables	$78,529	$35,529
Pharmacy rebate receivables	94,695	75,894
Other receivables	10,085	8,326
Total accounts receivable	183,309	119,749
Allowance for credit losses	(95)	—
Accounts receivable, net	$183,214	$119,749
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
We recorded a credit loss related to accounts receivable of $95 and $50 during the three months ended June 30, 2024 and 2023, respectively, and $95 and $51 during the six months ended June 30, 2024 and 2023. The amounts were recorded in selling general, and administrative expenses in the condensed consolidated statements of operations.
5. Property and Equipment
Property and equipment consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Computers and equipment	$12,235	$11,447
Office equipment and furniture	4,397	4,396
Software	165,697	148,864
Leasehold improvements	6,347	6,347
Construction in progress	9,887	4,532
Subtotal	198,563	175,586
Less accumulated depreciation	(136,133)	(123,685)
Property and equipment-net	$62,430	$51,901
Depreciation expense for the three months ended June 30, 2024 and 2023 was $6,516 and $5,190, respectively, of which $46 and $69, respectively, were included in medical expenses. Depreciation expense for the six months ended June 30, 2024 and 2023 was $12,517 and $10,075, respectively, of which $98 and $130, respectively, were included in medical expenses.

6. Goodwill and Intangible Assets
Intangible assets consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$34,826	$—	$34,826	—
License (indefinite lived)	4,967	—	4,967	—
Plan member relationships	2,700	(2,700)	—	9 years
Other	1,050	(816)	234	2 - 10 years
Total	$43,543	$(3,516)	$40,027

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$34,826	$—	$34,826	—
License (indefinite lived)	4,967	—	4,967	—
Plan member relationships	2,700	(2,700)	—	9 years
Other	1,050	(765)	285	2 - 10 years
Total	$43,543	$(3,465)	$40,078
Amortization expense relating to intangible assets for the three months ended June 30, 2024 and 2023, was $23 and $74, respectively. Amortization expense relating to intangible assets for the six months ended June 30, 2024 and 2023, $51 and $171, respectively. Estimated amortization expense relating to intangible assets for each of the next five years ending December 31, is as follows:

Remainder of 2024	$31
2025	60
2026	60
2027	60
2028	23
$234
There were no impairment charges related to goodwill and intangible assets for the three and six months ended June 30, 2024 and 2023.
7. Medical Expenses Payable
The following table is a detail of medical expenses payable as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Claims incurred but not paid	$156,379	$95,664
Capitation and risk-sharing payable	69,316	50,894
Other	89,674	58,841
Medical expenses payable	$315,369	$205,399
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
The following table presents components of the change in medical expenses payable as of June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Claims incurred but not paid - beginning balance	$95,664	$88,813
Incurred related to:
Current year	407,156	235,027
Prior years	(7,257)	(7,168)
Total incurred, net of reinsurance	399,899	227,859
Payments related to:
Current year	263,824	156,152
Prior years	75,360	68,632
Total payments, net of reinsurance	339,184	224,784
Claims incurred but not paid - ending balance	156,379	91,888
Capitation payable, risk-sharing payable, and other	158,990	115,310
Total medical expenses payable	$315,369	$207,198
We re-examine previously established outstanding claims reserve estimates based on actual claims submissions and other changes in facts and circumstances. We recognized a favorable prior year development, excluding provision for adverse deviation, of $2,460 and $3,331 for the three and six months ended June 30, 2024. The favorable prior year development was primarily due to better-than-expected claims recoveries and actual claims expense being less than expected.
8. Long-Term Debt
Long-term debt is recorded at carrying value in the condensed consolidated balance sheets. The carrying value of long-term debt outstanding, net of unamortized debt issuance costs, consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Long-term debt	$215,000	$165,000
Less unamortized debt issuance costs	(3,258)	(3,187)
Long-term debt-net of amortization	211,742	161,813
Less current portion of long-term debt	—	—
Long-term debt - net of current portion	$211,742	$161,813
Oxford Term Loan
On September 2, 2022 (the "Effective Date"), Alignment Healthcare USA, LLC entered into a senior secured term loan agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC (“Oxford”), as administrative agent, collateral agent and a lender, and the other lenders from time to time party thereto (collectively, the “Lenders”), pursuant to which the Lenders have agreed to lend an aggregate principal amount of up to $250,000 in a series of term loans (the “Term Loans”). Pursuant to the Oxford Loan Agreement, we received an initial Term Loan of $165,000 on the Effective Date and had the option to borrow up to an additional $85,000 of Term Loans (such additional Term Loans, the “Delayed Draw Term Loans”). On June 14, 2024, we borrowed $50,000 in aggregate principal amount of the Delayed Draw Term Loans prior to the expiration date for such amount of the Delayed Draw Term Loans of June 30, 2024. As of June 30, 2024 we have the option to borrow an additional $35,000 in undrawn Delayed Draw Term Loans, which expires on September 1, 2025.

Interest on the Term Loans is a variable rate equal to (i) the secured overnight financing rate ("SOFR") administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a floor of 1.00%, plus (ii) an applicable margin of

6.50%. All unpaid principal and accrued and unpaid interest with respect to each Term Loan is due and payable in full on September 1, 2027. The interest rate applied during the six months ended June 30, 2024 ranged from 11.82% to 11.85%.
The initial Term Loan was subject to a commitment fee of $1,650 and an origination fee of $1,650. The Delayed Draw Term Loans are subject to a commitment fee of $850. We incurred additional debt issuance costs of $1,096 related to attorney fees and other third-party costs. We also incurred an origination fee of $500 related to the $50,000 draw down of the Delayed Draw Term Loans. The commitment and origination fees are included within debt issuance costs and were deferred and will be amortized to interest expense over the debt term using the straight line method, which is materially consistent with the effective interest method. The debt issuance costs related to the initial Term Loan are presented in the condensed consolidated balance sheet as a direct deduction from the carrying value of the term loan. The debt issuance costs related to the Delayed Draw Term Loan are presented in the condensed consolidated balance sheet as other assets.
The Term Loans are jointly and severally guaranteed by Alignment Healthcare, Inc. and certain of our wholly owned subsidiaries and collateralized by all unrestricted assets.
For certain prepayments of the Term Loans prior to the second anniversary of the Effective Date, we will be required to pay a prepayment fee of 1.00% of the principal amount of the Term Loans being prepaid.
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
The Oxford Loan Agreement includes financial covenants that require the Borrower Parties to (i) maintain minimum liquidity, as defined in the Loan Agreement, of $23,000 and (ii) satisfy a maximum permitted ratio of debt to trailing twelve-month revenue, as set forth in the Loan Agreement. As of June 30, 2024 and December 31, 2023, we were in compliance with the Oxford financial covenants.
Future maturities under the term loan for each of the next five years ending December 31, are as follows:

Amount
Remainder of 2024	$—
2025	2,150
2026	2,150
2027	210,700
2028	—
$215,000
9. Income Taxes
For the three and six months ended June 30, 2024, we recorded income tax expense of $22 and $22, respectively. For the three and six months ended June 30, 2023, we recorded income tax expense of $1 and $2, respectively. The increase in tax for the three and six months ended June 30, 2024 when compared to the three and six months ended June 30, 2023, is primarily attributable to an increase in state taxes. Our future effective tax rate may vary from the statutory tax rate primarily due to changes in our valuation allowance, state taxes, and excess executive compensation.
We have federal and state cumulative net operating losses ("NOLs") as of June 30, 2024 and December 31, 2023. Given the history of losses, and after consideration for the risk associated with estimates of future taxable income, we established a full valuation allowance against net deferred tax assets at June 30, 2024 and 2023. Under the Tax Cuts and Jobs Act (“TCJA”), federal NOLs generated after 2017 will be carried forward indefinitely but are limited to an 80% deduction of taxable income. NOLs generated prior to 2018 have a 20-year carryforward period and can be used to offset 100% of taxable income. An exception to the TCJA federal NOL rule applies to certain of our subsidiaries and requires all NOLs generated from those entities to have a 20-year carryforward period and offset 100% of taxable income. For the year ended December 31, 2023 federal and state NOL carryforwards were $504,097 and $498,933, respectively. $312,446 of the total federal net operating loss carryforwards have an indefinite life while the remaining federal and state net operating loss carryforwards begin to expire in 2033 if not utilized. On June 27, 2024, California Senate Bill 167 (“SB 167”) was enacted into law, suspending California NOL utilization for taxpayers with more than $1 million of taxable income, effective for tax years 2024, 2025, and 2026. SB 167 includes an extended carryover period for the suspended NOLs with an additional year carryforward for each year of suspension. The Company will continue to monitor this legislation and its impact on our deferred tax assets.
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
The following is a summary of the stock option transactions as of and for the three and six months ended June 30, 2024:

	Stock Options Outstanding
(amounts in thousands, except shares and per share amount)	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2023	9,135,879	$16.95	7.29	$79
Options granted	—	—
Options exercised	—	—
Options forfeited / expired	(112,536)	15.41
Balances as of March 31, 2024	9,023,343	$16.97	7.04	—
Options granted	—	—
Options exercised	—	—
Options forfeited / expired	(73,754)	16.62
Balances as of June 30, 2024	8,949,589	$16.97	6.79	$27
Vested and Exercisable as of June 30, 2024	6,297,452	$17.28	6.75	$14
Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of our common stock. For the three and six months ended June 30, 2024 and 2023, no options were exercised. No options were granted during the three and six months ended June 30, 2024.
Restricted Stock Awards
Our outstanding Restricted Stock Awards ("RSA") generally vest 25% annually over four years. RSAs converted from pre-IPO awards generally vest on the later of the fourth anniversary of the original vesting commencement date or 50% annually on the first and second anniversary of the IPO.

The following is a summary of RSA transactions for the three and six months ended June 30, 2024:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2023	683,953	$5.86
Vested	(140,856)	13.22
Forfeited	(2,799)	5.05
Unvested and outstanding as of March 31, 2024	540,298	$3.94
Vested	(3,056)	2.49
Forfeited	—	—
Unvested and outstanding as of June 30, 2024	537,242	$3.95
Restricted Stock Units
Our outstanding Restricted Stock Units ("RSU") generally vest 25% annually over four years.
The following is a summary of RSU transactions as of and for the three and six months ended June 30, 2024:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2023	10,541,625	$11.25
Granted	6,517,337	5.05
Vested(1)	(2,385,493)	8.25
Cancelled/forfeited	(282,972)	9.36
Unvested and outstanding as of March 31, 2024	14,390,497	$8.97
Granted	103,292	5.62
Vested	(80,178)	6.07
Cancelled/forfeited	(395,338)	8.40
Unvested and outstanding as of June 30, 2024	14,018,273	$8.98
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
On March 13, 2024, the Compensation Committee of the Board of Directors of the Company approved additional grants of PSUs under the Company's 2021 Equity Incentive Plan. Each grantee is eligible to vest in a number of PSUs ranging from 0% to 200% of the target number of PSUs granted, based on the aggregated achievement by the Company of certain performance metrics during the performance period beginning on January 1, 2024 and ending on December 31, 2026. The achievement of PSUs relative to the approved target is based on the following performance metrics and relative weighting: Revenue 50% and Adjusted EBITDA 50%. 100% of the total number of earned PSUs will become vested upon certification of achievement of the performance metrics by the Compensation Committee on or about March 1, 2027, subject to continued service to the Company through such date.
The following is a summary of PSU transactions for the three and six months ended June 30, 2024:

	Performance-based restricted stock units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2023	7,233,205	$5.74
Granted	1,160,000	5.00
Vested	—	—
Cancelled/forfeited	(16,667)	5.74
Unvested and outstanding as of March 31, 2024	8,376,538	$5.64
Granted	—	—
Vested	—	—
Cancelled/forfeited	(198,333)	5.67
Unvested and outstanding as of June 30, 2024	8,178,205	$5.64
Equity-Based Compensation Expense
Total equity-based compensation expense was presented on the statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2024	2023	2024	2023
Selling, general and administrative expenses	$16,022	$13,869	$35,743	$33,323
Medical expenses	762	1,767	1,895	4,291
Total equity-based compensation expense	$16,784	$15,636	$37,638	$37,614
As of June 30, 2024, there was $93,667 in unrecognized compensation expense related to all non-vested awards (RSAs, options, RSUs and PSUs) that will be recognized over the weighted-average period of 1.70 years.
11. Regulatory Requirements and Restricted Funds
Our health plans or risk-bearing entities are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which it operates.
Risk-Based Capital Regulatory
The National Association of Insurance Commissioners has adopted rules, which, if implemented by the states, set minimum capitalization requirements for insurance companies, health maintenance organizations ("HMOs"), and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (“RBC”) rules, which may vary from state to state. Certain states in which our health plans or risk bearing entities operate have adopted the RBC rules. Our health plans or risk-bearing entities were in compliance with the minimum capital requirements as of June 30, 2024.
Tangible Net Equity
Our health plan in California is required to comply with the tangible net equity (“TNE”) requirements. The required amount is the larger of: (1) $1,000; (2) 2% of the first $150,000 of annualized premium revenue, plus 1% of annualized premium revenue in excess of $150,000; or (3) 8% of the first $150,000 of annualized health care expenditures, except for those paid on a capitated or managed hospital payment basis, plus 4% of the annualized health care expenditures in excess of $150,000, except those paid on a capitated or managed hospital payment basis, plus 4% of annualized hospital expenditures paid on a managed hospital payment basis. We were in compliance with the TNE requirement as of June 30, 2024.

We have the ability to provide additional capital to each of our health plans or risk-bearing entities when necessary to ensure that the RBC and TNE requirements are met.
Certain states regulate the payment of dividends, loans, or other cash transfers from our regulated subsidiaries to our non-regulated subsidiaries and parent company. Such payments may require approval by state regulatory authorities and are limited based on certain financial criteria, such as the entity’s level of statutory income and statutory capital and surplus, or the entity’s level of tangible net equity or net worth, amongst other measures. These regulations vary by state. We were in compliance with the RBC and TNE requirements as of June 30, 2024.
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
On April 27, 2022, a former employee of the Company filed a purported class action lawsuit (Dabney v. Alignment Healthcare USA, LLC, Orange County Superior Court) alleging that the Company failed to provide hourly employees with required meal and rest breaks or pay such workers a premium equal to an hour of pay for missed meal or rest breaks. Discovery in the matter commenced on June 8, 2022. On September 2, 2022, the court granted a stay of proceedings and discovery in anticipation of mediation scheduled for August 2023. On August 15, 2023, the Company entered into a tentative settlement of the action in consideration of an aggregate payment of $913. The settlement of this matter is subject to approval by the court which is expected in the third quarter of 2024. As a result of the tentative settlement, the Company has accrued for a potential liability of $913 as of June 30, 2024 and December 31, 2023 for this matter, which was recorded within accounts payable and accrued expenses on the consolidated balance sheet and selling, general and administrative expenses on the consolidated statement of operations.
We may be involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate resolution of legal proceedings is not expected to have a material adverse effect on the condensed consolidated financial statements. Amounts accrued for legal proceedings were not material as of June 30, 2024 and December 31, 2023.

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
Overview
Alignment is a next generation, consumer-centric platform designed to improve the healthcare experience for seniors. We deliver this experience through our Medicare Advantage plans, which are customized to meet the needs of a diverse array of seniors. Our innovative model of consumer-centric healthcare is purpose-built to provide seniors with care as it should be: high quality, low cost and accompanied by a vastly improved consumer experience. We combine a proprietary technology platform and a high-touch clinical model that enhances our members’ lifestyles and health outcomes while simultaneously controlling costs, which allows us to reinvest savings back into our platform and products to directly benefit the senior consumer. We have grown Health Plan Membership, which we define as members enrolled in our health maintenance organization ("HMO") and preferred provider organization ("PPO") contracts (the "Alignment Health Plans"), from approximately 13,000 at inception to 175,100 as of June 30, 2024, representing a 30% compound annual growth rate across 53 markets and 6 states. Our ultimate goal is to bring this differentiated, advocacy-driven healthcare experience to millions of senior consumers in the United States and to become the most trusted senior healthcare brand in the country.
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
For the 2024 plan year, Alignment offers plans in 53 markets across California (22 markets), North Carolina (16 markets), Nevada (6 markets), Arizona (3 markets), Texas (2 markets) and Florida (4 markets). There are approximately 8.7 million Medicare-eligible seniors in our current markets.
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

Additionally, our historical financial performance has been, and we expect our financial performance in the future will be, driven by our ability to:
•Capitalize on Our Existing Market Growth Opportunity: Our ability to attract and retain members to grow in our existing markets depends on our ability to offer a superior value proposition. We have proven that we can compete against, and take market share from, large established players in highly competitive markets. According to CMS data, we were one of the top three Medicare Advantage Organizations in terms of HMO net members growth in our California counties between 2016 and 2024. There are approximately 4.7 million Medicare-eligible individuals enrolled in Medicare Advantage plans in our existing 53 counties, of which our approximately 175,100 Health Plan Members represent only 4% market share. We believe that there are still significant opportunities for future growth even in our most mature markets where we have a 10-35% market share. Additionally, we are evaluating other opportunities to leverage our historical investments in our technology platform and our comprehensive clinical model across our existing and potentially new geographies.
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

Executive Summary
The following table presents key financial statistics for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in '000's, except percentages)	2024	2023	% Change	2024	2023	% Change
Health plan membership (at period end)	175,100	112,200	56.1%	175,100	112,200	56.1%
Medical benefits ratio	88.7%	88.4%	0.3%	89.8%	89.0%	0.8%
Revenues	$681,286	$462,379	47.3%	$1,309,887	$901,534	45.3%
Loss from Operations	$(18,382)	$(23,659)	22.3%	$(59,488)	$(56,148)	(5.9)%
Net loss	$(24,003)	$(28,494)	15.8%	$(70,578)	$(65,865)	(7.2)%
Adjusted EBITDA(1)	$6,034	$(2,055)	393.6%	$(5,946)	$(7,227)	17.7%
Adjusted gross profit (1)	$76,803	$53,571	43.4%	$134,146	$98,996	35.5%
(1)See "Adjusted EBITDA" and "Adjusted Gross Profit" below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
Health Plan Membership
We define Health Plan Membership as the number of members enrolled in our HMO and PPO contracts as of the end of a reporting period. We believe this is an important metric to assess growth of our underlying business, which is indicative of our ability to consistently offer a superior value proposition to seniors. This metric excludes third party payor members with respect to which we are at-risk for managing their healthcare expenditures, which represented 400 members as of June 30, 2024 and 2023. It also excludes the approximately 8,600 and 7,600 ACO REACH members as of June 30, 2024 and 2023, respectively.
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

Adjusted gross profit is reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(dollars in thousands)
Loss from operations	$(18,382)	$(23,659)	$(59,488)	$(56,148)
Add back:
Equity-based compensation (medical expenses)	762	1,767	1,895	4,291
Depreciation (medical expenses)	46	69	98	130
Restructuring costs (medical expenses)(1)	21	—	796	—
Depreciation and amortization	6,493	5,195	12,470	10,116
Selling, general, and administrative expenses	87,863	70,199	178,375	140,607
Total add back	95,185	77,230	193,634	155,144
Adjusted gross profit	$76,803	$53,571	$134,146	$98,996
(1)Represents severance and related costs incurred as part of a corporate restructuring designed to streamline our organizational structure and drive operational efficiencies.
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

Adjusted EBITDA is reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(dollars in thousands)
Net loss	$(24,003)	$(28,494)	$(70,578)	$(65,865)
Less: Net (income) loss attributable to noncontrolling interest	(7)	17	47	104
Adjustments:
Interest expense	5,691	5,262	11,118	10,281
Depreciation and amortization	6,539	5,264	12,568	10,246
Income taxes	22	1	22	2
Equity-based compensation(1)	16,784	15,636	37,638	37,614
Acquisition expenses(2)	12	548	12	680
Litigation costs (3)	401	—	721	—
(Gain) loss on ROU assets(4)	—	(289)	143	(289)
Restructuring costs(5)	595	—	2,363	—
Adjusted EBITDA	$6,034	$(2,055)	$(5,946)	$(7,227)
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
(4)Represents gains or losses related to ROU assets that were terminated or subleased in the respective period.
(5)Represents severance and related costs incurred as part of a corporate restructuring designed to streamline our organizational structure and drive operational efficiencies.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(dollars in thousands)
Revenues:
Earned premiums	$674,094	$456,877	$1,295,650	$891,689
Other	7,192	5,502	14,237	9,845
Total revenues	681,286	462,379	1,309,887	901,534
Expenses:
Medical expenses	605,312	410,644	1,178,530	806,959
Selling, general and administrative expenses	87,863	70,199	178,375	140,607
Depreciation and amortization	6,493	5,195	12,470	10,116
Total expenses	699,668	486,038	1,369,375	957,682
Loss from operations	(18,382)	(23,659)	(59,488)	(56,148)
Other expenses:
Interest expense	5,691	5,262	11,118	10,281
Other income, net	(92)	(428)	(50)	(566)
Total other expenses	5,599	4,834	11,068	9,715
Loss before income taxes	(23,981)	(28,493)	(70,556)	(65,863)
Provision for income taxes	22	1	22	2
Net loss	$(24,003)	$(28,494)	$(70,578)	$(65,865)
Less: Net (income) loss attributable to noncontrolling interest	(7)	17	47	104
Net loss attributable to Alignment Healthcare, Inc.	$(24,010)	$(28,477)	$(70,531)	$(65,761)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(% of revenue)
Revenues:
Earned premiums	99%	99%	99%	99%
Other	1	1	1	1
Total revenues	100	100	100	100
Expenses:
Medical expenses	89	89	90	89
Selling, general and administrative expenses	13	15	14	16
Depreciation and amortization	1	1	1	1
Total expenses	103	105	105	106
Loss from operations	(3)	(5)	(5)	(6)
Other expenses:
Interest expense	1	1	1	1
Other income, net	—	—	—	—
Total other expenses	1	1	1	1
Loss before income taxes	(4)	(6)	(6)	(7)
Provision for income taxes	—	—	—	—
Net loss	(4)	(6)	(6)	(7)
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	—
Net loss attributable to Alignment Healthcare, Inc.	(4)%	(6)%	(6)%	(7)%
Revenues

	Three Months Ended June 30,		Change
	2024	2023	$	%
(dollars in thousands)
Revenues:
Earned premiums	$674,094	$456,877	$217,217	47.5%
Other	7,192	5,502	1,690	30.7%
Total revenues	$681,286	$462,379	$218,907	47.3%

	Six Months Ended June 30,		Change
	2024	2023	$	%
(dollars in thousands)
Revenues:
Earned premiums	$1,295,650	$891,689	$403,961	45.3%
Other	14,237	9,845	4,392	44.6%
Total revenues	$1,309,887	$901,534	$408,353	45.3%
Earned Premiums. Earned premium revenues were $674.1 million and $456.9 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $217.2 million or 47.5%. Earned premium revenues were $1,295.7 million and $891.7 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $404.0 million or 45.3%. The increase was primarily driven by growth in our Health Plan membership, which increased 56.1% between June 30, 2023 and June 30, 2024. The increase was offset by a decrease in ACO REACH revenue due to the change from gross to net revenue treatment. ACO REACH revenue decreased $31.3 million, or 104.0%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and decreased $63.2 million, or 101.6%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Other Revenue. Other revenue increased $1.7 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, an increase of 30.7%. Other revenue increased $4.4 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, an increase of 44.6%. The increase is mainly attributable to an increase in the interest rate of our interest earning cash balances and the change in gross to net revenue treatment for ACO REACH.
Expenses

	Three Months Ended June 30,		Change
	2024	2023	$	%
(dollars in thousands)
Expenses:
Medical expenses	$605,312	$410,644	$194,668	47.4%
Selling, general and administrative expenses	87,863	70,199	17,664	25.2%
Depreciation and amortization	6,493	5,195	1,298	25.0%
Total expenses	$699,668	$486,038	$213,630	44.0%

	Six Months Ended June 30,		Change
	2024	2023	$	%
(dollars in thousands)
Expenses:
Medical expenses	$1,178,530	$806,959	$371,571	46.0%
Selling, general and administrative expenses	178,375	140,607	37,768	26.9%
Depreciation and amortization	12,470	10,116	2,354	23.3%
Total expenses	$1,369,375	$957,682	$411,693	43.0%

Medical Expenses. Medical expenses were $605.3 million and $410.6 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $194.7 million, or 47.4%. Medical expenses were $1,178.5 million and $806.9 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $371.6 million, or 46.0%. The increase was driven primarily by the growth in Alignment’s Health Plan membership. Overall, medical expenses for the six months ended June 30, 2024 grew at a slightly higher rate than earned premium revenues compared to the six months ended June 30, 2023, primarily due to 2024 having a higher percentage of new members relative to returning members, richer member benefits and increases in unit costs, offset by lower inpatient admissions per thousand and the change in ACO REACH accounting.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $87.9 million and $70.2 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $17.7 million, or 25.2%. Selling, general and administrative expenses were $178.4 million and $140.6 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $37.8 million, or 26.9%.The increase was primarily due to an increase in ongoing investments and expenditures in network development, operations and sales and marketing to drive the growth of Alignment's Health Plan membership. Selling, general, and administrative expenses grew at a slower rate than revenue for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 due to economies of scale gained from Alignment's 2024 membership growth.
Depreciation and Amortization. Depreciation and amortization expense was $6.5 million and $5.2 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $1.3 million, or 25.0%. Depreciation and amortization expense was $12.5 million and $10.1 million for the six months ended June 30, 2024 and 2023, respectively, an increase of

$2.4 million, or 23.3%. The increase was primarily due to the amount and timing of our capital expenditures and the associated depreciation relative to 2023.
Other Expenses
Interest expense. Interest expense was $5.7 million and $5.3 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $0.4 million or 8.2%. Interest expense was $11.1 million and $10.3 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $0.8 million or 8.1%. The increase in interest expense was primarily due to a higher interest rate on our debt balance during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. The average interest rate during the three months ended June 30, 2024 and 2023 was 11.83% and 11.49%, respectively. The average interest rate during the six months ended June 30, 2024 and 2023 was 11.84% and 11.27%, respectively.
Other income, net. Other income was $(0.1) million and $(0.4) million for the three months ended June 30, 2024 and 2023, respectively, a decrease of $0.3 million or (78.5)%. Other expenses (income) were $(0.1) million and $(0.6) million for the six months ended June 30, 2024 and 2023, respectively, a decrease of $0.5 million or (91.2)%. The decrease is primarily attributable to a gain recorded for the three months ended June 30, 2023 related to ROU assets that were subleased.
Liquidity and Capital Resources
General
To date, we have financed our operations principally through our IPO, private placements of our equity securities, revenues, and certain term loans (described below). As of June 30, 2024, we had $363.7 million in cash, cash equivalents and short-term investments.
We operate as a holding company in a highly regulated industry. Alignment Healthcare, Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. As of June 30, 2024, our operating parent company (an indirect wholly owned subsidiary of our parent company) had $140.5 million in cash, cash equivalents and short-term investments.
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

Other states in which our health plans or risk bearing entities operate have chosen not to adopt the RBC rules, but instead have designed and implemented their own rules regarding capital adequacy. As of June 30, 2024, our health plans or risk-bearing entities were in compliance with the minimum capital requirements.
Oxford Term Loan
On September 2, 2022 (the “Effective Date”), we, Alignment Healthcare USA, LLC, an indirect subsidiary of the Company (the “Borrower”) and certain of our other subsidiaries (together with the Company and the Borrower, the “Borrower Parties”) entered into a term loan agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC (“Oxford”), as administrative agent, collateral agent and a lender, and the other lenders from time to time party thereto (collectively, the “Lenders”), pursuant to which the Lenders have agreed to lend the Borrower an aggregate principal amount of up to $250.0 million in a series of term loans (the “Term Loans”). Pursuant to the Oxford Loan Agreement, the Borrower received an initial Term Loan of $165.0 million on the Effective Date and had the option to borrow up to an additional $85.0 million of Term Loans (such additional Term Loans, the “Delayed Draw Term Loans”). On June 14, 2024, the Borrower borrowed $50.0 million in aggregate principal amount of the Delayed Draw Term Loans, prior to the expiration date for such amount of the Delayed Draw Term Loans of June 30, 2024, to avoid losing access to the capital, to enhance the Company's balance sheet and to provide for future flexibility. As of June 30, 2024 we had the option to borrow an additional $35.0 million in undrawn Delayed Draw Term Loans, which option expires on September 1, 2025.
Interest on the Term Loans is a variable rate equal to (i) the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a floor of 1.00%, plus (ii) an applicable margin of 6.50%. All unpaid principal and accrued and unpaid interest with respect to each Term Loan is due and payable in full on September 1, 2027. The interest rate applied during the six months ended June 30, 2024 ranged from 11.82% to 11.85%.
The Term Loans are guaranteed by certain of our wholly owned subsidiaries and collateralized by all unrestricted assets.
For certain prepayments of the Term Loans prior to the second anniversary of the Effective Date, the Borrower will be required to pay a prepayment fee of 1.00% of the principal amount of the Term Loans being prepaid.
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
The Oxford Loan Agreement includes financial covenants that require the Borrower Parties to (i) maintain minimum liquidity, as defined in the Loan Agreement, of $23.0 million and (ii) satisfy a maximum permitted ratio of debt to trailing twelve-month revenue, as set forth in the Loan Agreement. As of June 30, 2024, we were in compliance with the financial covenants.

Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
(dollars in thousands)	2024	2023
Net cash provided by operating activities	$17,291	$122,287
Net cash provided by (used in) investing activities	69,671	(136,638)
Net cash provided by financing activities	49,153	60
Net change in cash	136,115	(14,291)
Cash, cash equivalents and restricted cash at beginning of period	204,954	411,299
Cash, cash equivalents and restricted cash at end of period	$341,069	$397,008
Operating Activities
For the six months ended June 30, 2024, net cash provided by operating activities was $17.3 million, a decrease of $105.0 million compared to net cash provided by operating activities of $122.3 million for the six months ended June 30, 2023. The decrease is mainly attributable to the timing of our monthly premium revenue payments from CMS. We typically receive our monthly premium payments from CMS on the first day of the month. However, as the first day of July 2023 did not occur on a business day, we received the July 2023 premium payments on the last day of June 2023. At June 30, 2023 we recorded deferred premium revenue of $147.5 million. Excluding deferred premium revenue, net cash provided by operating activities increased $42.5 million, mainly attributable to an increase in medical expenses payable as a result of the increased Health Plan membership growth during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Investing Activities

For the six months ended June 30, 2024, net cash provided by investing activities was $69.7 million, an increase of $206.3 million compared to net cash used in investing activities of $136.6 million for the six months ended June 30, 2023. The increase primarily relates to the purchase of short-term treasury securities during the six months ended June 30, 2023.

Financing Activities

For the six months ended June 30, 2024, net cash provided by financing activities was $49.2 million, an increase of $49.1 million, compared to net cash provided by financing activities of $0.06 million for the six months ended June 30, 2023. The increase in net cash provided by financing activities is mainly attributable to the $50.0 million draw down of the Oxford Delayed Draw term loan that occurred during the three months ended June 30, 2024.
Material cash requirements from known contractual and other obligations
There have been no material changes to our contractual obligations disclosed in our Annual Report.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2024.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures:
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2024.
Changes to our Internal Controls over Financial Reporting:
There were no material changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Rule 10b5-1 Plans

During the period covered by this Quarterly Report on Form 10-Q, no director or executive officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Alignment Healthcare, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 30, 2021).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Alignment Healthcare, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on June 13, 2024).
3.3	Amended and Restated Bylaws of Alignment Healthcare, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on February 27, 2024).
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

Alignment Healthcare, Inc.

Date: August 1, 2024	By:	/s/ John Kao
John Kao
President and Chief Executive Officer

Date: August 1, 2024	By:	/s/ Thomas Freeman
Thomas Freeman
Chief Financial Officer