Form 10-Q
period 2024-09-30
Alignment Healthcare, Inc.
filed 2024-10-29
CIK 1832466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 24, 2024, the registrant had 191,696,093 shares of common stock, $0.001 par value per share, outstanding.

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
•our ability to develop and maintain satisfactory relationships with care providers who service our members;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Alignment Healthcare, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except par value and share amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$340,300	$202,904
Accounts receivable (less allowance for credit losses of $123 at September 30, 2024 and $0 at December 31, 2023)	138,852	119,749
Investments - current	40,676	115,914
Prepaid expenses and other current assets	53,779	44,970
Total current assets	573,607	483,537
Property and equipment, net	64,692	51,901
Right of use asset, net	8,124	9,959
Goodwill	34,826	34,826
Intangible Assets, net	4,550	5,252
Other assets	6,488	6,405
Total assets	$692,287	$591,880
Liabilities and Stockholders' Equity
Current Liabilities:
Medical expenses payable	$297,125	$205,399
Accounts payable and accrued expenses	25,394	23,511
Accrued compensation	33,951	34,112
Current maturities of long-term debt	1,613	—
Total current liabilities	358,083	263,022
Long-term debt, net of current maturities and debt issuance costs	210,386	161,813
Long-term portion of lease liabilities	8,191	8,974
Total liabilities	576,660	433,809
Commitments and Contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $.001 par value; 100,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $.001 par value; 1,000,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 191,595,786 and 188,951,643 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	191	189
Additional paid-in capital	1,091,561	1,037,015
Accumulated deficit	(977,202)	(880,258)
Total Alignment Healthcare, Inc. stockholders' equity	114,550	156,946
Noncontrolling interest	1,077	1,125
Total stockholders' equity	115,627	158,071
Total liabilities and stockholders' equity	$692,287	$591,880
See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Earned premiums	$684,496	$450,235	$1,980,146	$1,341,924
Other	7,937	6,474	22,174	16,319
Total revenues	692,433	456,709	2,002,320	1,358,243
Expenses:
Medical expenses	613,444	397,879	1,791,974	1,204,838
Selling, general, and administrative expenses	90,871	83,089	269,246	223,696
Depreciation and amortization	7,640	5,497	20,110	15,613
Total expenses	711,955	486,465	2,081,330	1,444,147
Loss from operations	(19,522)	(29,756)	(79,010)	(85,904)
Other expenses:
Interest expense	6,937	5,466	18,055	15,747
Other income, net	(22)	(145)	(72)	(711)
Total other expenses	6,915	5,321	17,983	15,036
Loss before income taxes	(26,437)	(35,077)	(96,993)	(100,940)
Provision (benefit) for income taxes	(8)	—	14	2
Net loss	$(26,429)	$(35,077)	$(97,007)	$(100,942)
Less: Net loss attributable to noncontrolling interest	16	30	63	134
Net loss attributable to Alignment Healthcare, Inc.	$(26,413)	$(35,047)	$(96,944)	$(100,808)
Total weighted-average common shares outstanding - basic and diluted	191,361,283	187,328,318	190,423,014	185,493,345
Net loss per share - basic and diluted	$(0.14)	$(0.19)	$(0.51)	$(0.54)

See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(amounts in thousands, except par value and share amounts)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at June 30, 2024	191,236,747	$191	$1,074,303	$(950,789)	$1,093	$124,798
Net loss	—	—	—	(26,413)	(16)	(26,429)
Issuance of common stock upon vesting of restricted stock units	359,039	—	—	—	—	—
Equity-based compensation	—	—	17,258	—	—	17,258
Balance at September 30, 2024	191,595,786	$191	$1,091,561	$(977,202)	$1,077	$115,627

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at June 30, 2023	188,512,765	$188	$1,007,794	$(798,002)	$1,132	$211,112
Net loss	—	—	—	(35,047)	(30)	(35,077)
Issuance of common stock upon vesting of restricted stock units	419,130	1	—	—	—	1
Forfeitures	(20,375)	—	—	—	—	—
Equity-based compensation	—	—	13,569	—	—	13,569
Balance at September 30, 2023	188,911,520	$189	$1,021,363	$(833,049)	$1,102	$189,605
See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(amounts in thousands, except par value and share amounts)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2023	188,951,643	$189	$1,037,015	$(880,258)	$1,125	$158,071
Net loss	—	—	—	(96,944)	(63)	(97,007)
Issuance of common stock upon vesting of restricted stock units	2,716,762	2	—	—	—	2
Forfeitures	(2,799)	—	—	—	—	—
Shares withheld related to net restricted stock settlement	(69,820)	—	(350)	—	—	(350)
Equity-based compensation	—	—	54,896	—	—	54,896
Noncontrolling interest attributable to subsidiary	—	—	—	—	15	15
Balance at September 30, 2024	191,595,786	$191	$1,091,561	$(977,202)	$1,077	$115,627

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2022	187,280,015	$187	$970,180	$(732,241)	$1,176	$239,302
Net loss	—	—	—	(100,808)	(134)	(100,942)
Issuance of common stock upon vesting of restricted stock units	1,667,102	2	—	—		2
Forfeitures	(35,597)	—	—	—	—	—
Equity-based compensation	—	—	51,183	—	—	51,183
Repurchase of noncontrolling interest attributable to subsidiary	—	—	—	—	60	60
Balance at September 30, 2023	188,911,520	$189	$1,021,363	$(833,049)	$1,102	$189,605
See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities:
Net loss	$(97,007)	$(100,942)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit loss	123	91
Loss (gain) on right of use assets	135	(289)
Gain on sale of property and equipment	(8)	—
Depreciation and amortization	20,254	15,807
Amortization-investment discount	(2,084)	(3,349)
Amortization-debt issuance costs	978	1,037
Equity-based compensation	54,896	51,183
Non-cash lease expense	1,360	1,653
Changes in operating assets and liabilities:
Accounts receivable	(19,226)	(12,724)
Prepaid expenses and other current assets	(8,809)	(3,771)
Other assets	77	(119)
Medical expenses payable	91,726	33,299
Accounts payable and accrued expenses	2,835	(4,613)
Deferred premium revenue	(116)	146,034
Accrued compensation	(161)	7,604
Lease liabilities	(1,492)	(2,622)
Net cash provided by operating activities	43,481	128,279
Investing Activities:
Purchase of investments	(75,524)	(281,582)
Sale of property and equipment	14	—
Maturities of investments	152,755	160,735
Acquisition of property and equipment	(32,134)	(25,398)
Net cash provided by (used in) investing activities	45,111	(146,245)
Financing Activities:
Proceeds from long-term debt	50,000	—
Debt issuance costs	(512)	—
Payment of employment taxes related to release of restricted stock	(350)	—
Contributions from noncontrolling interest holders	15	60
Net cash provided by financing activities	49,153	60
Net increase (decrease) in cash	137,745	(17,906)
Cash, cash equivalents and restricted cash at beginning of period	204,954	411,299
Cash, cash equivalents and restricted cash at end of period	$342,699	$393,393
Supplemental disclosure of cash flow information:
Cash paid for interest	$15,602	$13,943
Supplemental non-cash investing and financing activities:
Acquisition of property in accounts payable	$112	$117

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total above:

	September 30, 2024	September 30, 2023
Cash and cash equivalents	$340,300	$391,643
Restricted cash in other assets	2,399	1,750
Total	$342,699	$393,393
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
Level 1 - Quoted prices in active markets for identical assets or liabilities
Level 2 - Other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability
Level 3 - Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date
The fair value of cash, cash equivalents, restricted cash and U.S. Treasury bills was determined based on Level 1 inputs. The fair value of certificate of deposits, which are recorded in other assets in the condensed consolidated balance sheets, was determined based on Level 2 inputs. There were no assets or liabilities measured at fair value using Level 3 inputs as of September 30, 2024 and December 31, 2023. Our long-term debt was reported at carrying value.
Revenue and Accounts Receivable
Earned premium revenue consisted of premium revenue and capitation revenue for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Premium	$683,270	$417,867	$1,976,524	$1,242,311
Capitation	1,226	32,368	3,622	99,613
Total	$684,496	$450,235	$1,980,146	$1,341,924
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

We also participate in the CMS ACO REACH program, formerly the Direct Contracting Model ("DCE"). CMS serves as the claim adjudicator for institutional and specialists care, and directly pays for such fee for service claims. The ACO REACH entity ("ACO") is responsible for the cost of health care services related to the patient population attributed to the ACO by participating in 100% savings/losses via the risk share model and in some cases, are financially responsible for the supplemental benefits provided to the patients. In 2024, we entered into a management services and risk management agreement with a third-party healthcare company. The third party will be responsible for arranging and controlling the health care services provided to the ACO members, and for providing certain management and support services with respect to ACO operations. The third party will also assume specified upside and downside financial risk relative to the ACO’s performance. As a result of this arrangement, revenue is recorded on a net basis within other revenue on the condensed consolidated statement of operations for the three and nine months ended September 30, 2024. Revenue recognized by the ACO for the three and nine months ended September 30, 2024 was $212 and $453, respectively.
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
Interest income earned on our cash deposits and short-term investments is included within other revenue on the condensed consolidated statements of operations. Interest income for the three and nine months ended September 30, 2024 was $6,649 and $17,694, respectively. Interest income for the three and nine months ended September 30, 2023 was $5,523 and $13,967, respectively.
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
Our recognized premium revenue for our Medicare Advantage Plans in California, North Carolina, Nevada, Arizona, Texas and Florida are each subject to a minimum annual medical loss ratio (“MLR”) of 85%. The MLR represents medical costs as a percentage of premium revenue. The Code of Federal Regulations defines what constitutes medical costs and premium revenue, including certain additional expenses related to improving the quality of care provided, and the exclusion of certain taxes and fees, in each case as permitted or required by CMS and applicable regulatory requirements. If the minimum MLR is not met, we are required to remit a portion of the premiums back to the federal government. The amount remitted, if any, is recognized as an adjustment to premium revenues in the condensed consolidated statements of operations. The amounts payable under this provision were immaterial at September 30, 2024 and December 31, 2023.
Medicare Part D payments are also subject to a federal risk corridor program, which limits a health plan’s overall losses or profit if actual spending for basic Medicare Part D benefits is much higher or lower than what was anticipated. Risk corridor is recorded within premium revenue. The risk corridor provisions compare costs targeted in our bids or third-party payors’ bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS or third-party payors making additional payments to us or require us to refund a portion of the premiums we received. We estimate and recognize an adjustment to premium revenue related to these provisions based upon pharmacy claims experience. We record a receivable or payable at the contract level and classify the amount as current or long-term in our condensed consolidated balance sheets based on the timing of expected settlement.
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
In August 2022, the Inflation Reduction Act ("IRA") was signed into law. The law intends to increase tax revenue and reduce Medicare costs through lower prescription drug prices, inflation rebates, and capping annual Medicare Part D out of pocket expenses. The provisions of the law are set to take effect over the next seven years. There was no material impact on our consolidated financial statements at September 30, 2024, and we do not anticipate a material impact to operations for the remainder of fiscal year 2024. We are in the process of evaluating the impact the IRA will have on our business for fiscal years beyond 2024.
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
We record risk-sharing receivables and payables on a gross basis on the condensed consolidated balance sheets. Throughout the year, we evaluate expected losses on risk-sharing receivables and record the resulting expected losses to the reserve. We systematically build and release reserves based on adequacy and its assessment of expected losses on a monthly basis. Credit loss associated with risk share deficit receivables are recorded within medical expense in the condensed consolidated statements of operations. As of September 30, 2024 and December 31, 2023, we recorded an allowance for credit losses for substantially all of the risk-sharing receivable balance due to collection risk related to the balance. The risk-sharing payable is included within medical expenses payable on the condensed consolidated balance sheets.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits and current and restricted investments with financial institutions. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits. At September 30, 2024 and December 31, 2023, there was $379,464 and $316,977, respectively, in excess of FDIC-insured limits.
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
Net Loss per Share
Net loss per share is calculated based on net loss attributable to Alignment Healthcare, Inc.'s stockholders. The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(26,429)	$(35,077)	$(97,007)	$(100,942)
Less: Net loss attributable to noncontrolling interests	16	30	63	134
Net loss attributable to Alignment Healthcare, Inc.	$(26,413)	$(35,047)	$(96,944)	$(100,808)
Denominator:
Total weighted-average common shares outstanding - basic and diluted	191,610,696	188,657,282	190,882,849	188,241,025
Less: Restricted shares of common stock	(249,413)	(1,328,964)	(459,835)	(2,747,680)
Total weighted-average common shares outstanding, net of restricted shares of common stock - basic and diluted	191,361,283	187,328,318	190,423,014	185,493,345
Net loss per share:
Net loss per share - basic and diluted	$(0.14)	$(0.19)	$(0.51)	$(0.54)
Basic net loss per share is the same as diluted net loss per share for periods presented as the inclusion of all potentially dilutive shares would have been anti-dilutive.
In addition to the restricted shares of common stock, we also excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share as of September 30, 2024 and 2023:

	September 30,
	2024	2023
Stock options	8,846,955	10,272,029
Restricted stock units	21,712,437	16,141,534
Total	30,559,392	26,413,563
Recent Accounting Pronouncements Issued
In November 2023, the FASB issued a new accounting standard ("ASU 2023-07") around segment disclosures. The new standard requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide, in interim periods, all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows and financial condition.

3. Fair Value
The following tables present the carrying value and fair value of these financial instruments as of September 30, 2024 and December 31, 2023:

	September 30, 2024
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
U.S. Treasury bills	$74,980	$75,034	$—	$—
Certificate of deposits	2,302	—	2,302	—
Total	$77,282	$75,034	$2,302	$—

	December 31, 2023
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
U.S. Treasury bills	$117,337	$117,310	$—	$—
Certificate of deposits	1,755	—	1,755	—
Total	$119,092	$117,310	$1,755	$—
The carrying value of long-term debt represents the outstanding balance, net of unamortized debt issuance costs. As of September 30, 2024 and December 31, 2023, the fair value of our long-term debt approximates the carrying value.
Our nonfinancial assets and liabilities, which include goodwill, intangible assets, property, and equipment, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess these assets for impairment. We recorded an impairment charge related to intangible assets as of September 30, 2024. See note 6, Goodwill and Intangible Assets. There was no such impairment as of December 31, 2023.
U.S. Treasury Securities Investments
As of September 30, 2024 and December 31, 2023, the Company had $40,676 and $115,914, respectively, of investments in U.S. Treasury bills which were classified as held to maturity and carried at amortized cost. These investments are included in short-term investments in the condensed consolidated balance sheets as the original maturities are greater than three months and less than twelve months. The Company has the intent and ability to hold these securities to maturity and gross unrecognized gains were $54.
As of September 30, 2024 and December 31, 2023, the Company had $33,288 and $22,232, respectively, of investments in U.S. Treasury bill money market funds with an original maturity of less than three months. These investments are considered cash equivalents and are included in cash and cash equivalents in the condensed consolidated balances sheets.
Restricted Investments
Restricted investments are composed of investments in U.S. Treasury bills and certificates of deposits and are included within other assets in the condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the Company had $1,016 and $1,423 of restricted investments in U.S. Treasury bills and $2,302 and $1,755 of restricted investments in certificates of deposits, respectively. The Company has the intent and ability to hold these investments until maturity; therefore, these investments are stated at amortized cost. Restricted investments are required to be maintained at a financial institution within certain states. As of September 30, 2024 and December 31, 2023, these investments had maturities with less than 12 months. Due to the nature of the state's requirements, these assets are classified as noncurrent assets regardless of the contractual maturity date.

4. Accounts Receivable
Accounts receivable consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Government receivables	$25,161	$35,529
Pharmacy rebate receivables	104,917	75,894
Other receivables	8,897	8,326
Total accounts receivable	138,975	119,749
Allowance for credit losses	(123)	—
Accounts receivable, net	$138,852	$119,749
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
We recorded a credit loss related to accounts receivable of $28 and $40 during the three months ended September 30, 2024 and 2023, respectively, and $123 and $91 during the nine months ended September 30, 2024 and 2023. The amounts were recorded in selling general, and administrative expenses in the condensed consolidated statements of operations.
5. Property and Equipment
Property and equipment consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Computers and equipment	$11,942	$11,447
Office equipment and furniture	4,341	4,396
Software	172,178	148,864
Leasehold improvements	6,347	6,347
Construction in progress	12,640	4,532
Subtotal	207,448	175,586
Less accumulated depreciation	(142,756)	(123,685)
Property and equipment-net	$64,692	$51,901
Depreciation expense for the three months ended September 30, 2024 and 2023 was $7,036 and $5,534, respectively, of which $46 and $64, respectively, were included in medical expenses. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $19,552 and $15,609, respectively, of which $144 and $194, respectively, were included in medical expenses.

6. Goodwill and Intangible Assets
Intangible assets consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$34,826	$—	$34,826	—
License (indefinite lived)	4,550	—	4,550	—
Plan member relationships	2,700	(2,700)	—	9 years
Other	633	(633)	—	2 - 10 years
Total	$42,709	$(3,333)	$39,376

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$34,826	$—	$34,826	—
License (indefinite lived)	4,967	—	4,967	—
Plan member relationships	2,700	(2,700)	—	9 years
Other	1,050	(765)	285	2 - 10 years
Total	$43,543	$(3,465)	$40,078
Amortization expense relating to intangible assets for the three months ended September 30, 2024 and 2023, was $650 and $27, respectively. Amortization expense relating to intangible assets for the nine months ended September 30, 2024 and 2023, was $702 and $198, respectively. Included within the amortization balance for the three and nine months ended September 30, 2024 was $645 in impairment charges related to intangible assets that were written off during the quarter.
There were no impairment charges related to goodwill and intangible assets for the three and nine months ended September 30, 2023.
7. Medical Expenses Payable
The following table is a detail of medical expenses payable as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Claims incurred but not paid	$158,174	$95,664
Capitation and risk-sharing payable	42,239	50,894
Other	96,712	58,841
Medical expenses payable	$297,125	$205,399
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

The following table presents components of the change in medical expenses payable as of September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Claims incurred but not paid - beginning balance	$95,664	$88,813
Incurred related to:
Current year	619,772	360,372
Prior years	(7,031)	(10,067)
Total incurred, net of reinsurance	612,741	350,305
Payments related to:
Current year	470,460	266,218
Prior years	79,771	71,000
Total payments, net of reinsurance	550,231	337,218
Claims incurred but not paid - ending balance	158,174	101,900
Capitation payable, risk-sharing payable, and other	138,951	101,535
Total medical expenses payable	$297,125	$203,435
We re-examine previously established outstanding claims reserve estimates based on actual claims submissions and other changes in facts and circumstances. We recognized a favorable prior year development, excluding provision for adverse deviation, of $548 and $3,879 for the three and nine months ended September 30, 2024, respectively. The favorable prior year development was primarily due to better-than-expected claims recoveries and actual claims expense being less than expected.
8. Long-Term Debt
Long-term debt is recorded at carrying value in the condensed consolidated balance sheets. The carrying value of long-term debt outstanding, net of unamortized debt issuance costs, consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Long-term debt	$215,000	$165,000
Less unamortized debt issuance costs	(3,001)	(3,187)
Long-term debt-net of amortization	211,999	161,813
Less current maturities of long-term debt	(1,613)	—
Long-term debt - net of current portion	$210,386	$161,813
Oxford Term Loan
On September 2, 2022 (the "Effective Date"), Alignment Healthcare USA, LLC entered into a senior secured term loan agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC ("Oxford"), as administrative agent, collateral agent and a lender, and the other lenders from time to time party thereto (collectively, the “Lenders”), pursuant to which the Lenders have agreed to lend an aggregate principal amount of up to $250,000 in a series of term loans (the “Term Loans”). Pursuant to the Oxford Loan Agreement, we received an initial Term Loan of $165,000 on the Effective Date and had the option to borrow up to an additional $85,000 of Term Loans (such additional Term Loans, the “Delayed Draw Term Loans”). On June 14, 2024, we borrowed $50,000 in aggregate principal amount of the Delayed Draw Term Loans prior to the expiration date for such amount of the Delayed Draw Term Loans of June 30, 2024. As of September 30, 2024 we have the option to borrow an additional $35,000 in undrawn Delayed Draw Term Loans, which expires on September 1, 2025.

Interest on the Term Loans is a variable rate equal to (i) the secured overnight financing rate ("SOFR") administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a floor of 1.00%, plus (ii) an applicable margin of 6.50%. Beginning January 1, 2025, principal payments of $538, 0.25% of the gross principal borrowed, are due on a quarterly basis. All unpaid principal and accrued and unpaid interest with respect to each Term Loan is due and payable in full on September 1, 2027. The interest rate applied during the nine months ended September 30, 2024 ranged from 11.70% to 11.85%.
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
The Oxford Loan Agreement includes financial covenants that require the Borrower Parties to (i) maintain minimum liquidity, as defined in the Loan Agreement, of $23,000 and (ii) satisfy a maximum permitted ratio of debt to trailing twelve-month revenue, as set forth in the Loan Agreement. As of September 30, 2024 and December 31, 2023, we were in compliance with the Oxford financial covenants.
Future maturities under the term loan for each of the next five years ending December 31, are as follows:

Amount
Remainder of 2024	$—
2025	2,150
2026	2,150
2027	210,700
2028	—
$215,000
9. Income Taxes
For the three and nine months ended September 30, 2024, we recorded income tax (benefit) expense of $(8) and $14, respectively. For the three and nine months ended September 30, 2023, we recorded income tax expense of $0 and $2, respectively. The change in tax for the three and nine months ended September 30, 2024 when compared to the three and nine months ended September 30, 2024 is primarily attributable to a change in state taxes. Our future effective tax rate may vary from the statutory tax rate primarily due to changes in our valuation allowance, state taxes, and excess executive compensation.
We have federal and state cumulative net operating losses ("NOLs") as of September 30, 2024 and December 31, 2023. Given the history of losses, and after consideration for the risk associated with estimates of future taxable income, we established a full valuation allowance against net deferred tax assets at September 30, 2024 and 2023. Under the Tax Cuts and Jobs Act (“TCJA”), federal NOLs generated after 2017 will be carried forward indefinitely but are limited to an 80% deduction of taxable income. NOLs generated prior to 2018 have a 20-year carryforward period and can be used to offset 100% of taxable income. An exception to the TCJA federal NOL rule applies to certain of our subsidiaries and requires all NOLs generated from those entities to have a 20-year carryforward period and offset 100% of taxable income. For the year ended December 31, 2023 federal and state NOL carryforwards were $504,097 and $498,933, respectively. $312,446 of the total federal net operating loss carryforwards have an indefinite life while the remaining federal and state net operating loss carryforwards begin to expire in 2033 if not utilized. On June 27, 2024, California Senate Bill 167 (“SB 167”) was enacted into law, suspending California NOL utilization for taxpayers with more than $1 million of taxable income, effective for tax years 2024, 2025, and 2026. SB 167 includes an extended carryover period for the suspended NOLs with an additional year carryforward for each year of suspension. The Company will continue to monitor this legislation and its impact on our deferred tax assets.
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
The following is a summary of the stock option transactions as of and for the three and nine months ended September 30, 2024:

	Stock Options Outstanding
(amounts in thousands, except shares and per share amount)	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2023	9,135,879	$16.95	7.29	$79
Options granted	—	—
Options exercised	—	—
Options forfeited / expired	(112,536)	15.41
Balances as of March 31, 2024	9,023,343	$16.97	7.04	—
Options granted	—	—
Options exercised	—	—
Options forfeited / expired	(73,754)	16.62
Balances as of June 30, 2024	8,949,589	$16.97	6.79	27
Options granted	—	—
Options exercised	—	—
Options forfeited / expired	(102,634)	17.99
Balances as of September 30, 2024	8,846,955	$16.96	6.54	$2,862
Vested and Exercisable as of September 30, 2024	6,164,008	$17.27	6.50	$1,427
Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of our common stock. For the three and nine months ended September 30, 2024 and 2023, no options were exercised. No options were granted during the three and nine months ended September 30, 2024.

Restricted Stock Awards
Our outstanding Restricted Stock Awards ("RSA") generally vest 25% annually over four years. RSAs converted from pre-IPO awards generally vest on the later of the fourth anniversary of the original vesting commencement date or 50% annually on the first and second anniversary of the IPO.
The following is a summary of RSA transactions for the three and nine months ended September 30, 2024:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2023	683,953	$5.86
Vested	(140,856)	13.22
Forfeited	(2,799)	5.05
Unvested and outstanding as of March 31, 2024	540,298	$3.94
Vested	(3,056)	2.49
Forfeited	—	—
Unvested and outstanding as of June 30, 2024	537,242	$3.95
Vested	(479,847)	2.49
Forfeited	—	—
Unvested and outstanding as of September 30, 2024	57,395	$16.16
Restricted Stock Units
Our outstanding Restricted Stock Units ("RSU") generally vest 25% annually over four years.
The following is a summary of RSU transactions as of and for the three and nine months ended September 30, 2024:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2023	10,541,625	$11.25
Granted	6,517,337	5.05
Vested(1)	(2,385,493)	8.25
Cancelled/forfeited	(282,972)	9.36
Unvested and outstanding as of March 31, 2024	14,390,497	$8.97
Granted	103,292	5.62
Vested	(80,178)	6.07
Cancelled/forfeited	(395,338)	8.40
Unvested and outstanding as of June 30, 2024	14,018,273	$8.98
Granted	255,391	8.26
Vested	(359,039)	9.77
Cancelled/forfeited	(293,726)	7.86
Unvested and outstanding as of September 30, 2024	13,620,899	$8.97
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
The following is a summary of PSU transactions for the three and nine months ended September 30, 2024:

	Performance-based restricted stock units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2023	7,233,205	$5.74
Granted	1,160,000	5.00
Vested	—	—
Cancelled/forfeited	(16,667)	5.74
Unvested and outstanding as of March 31, 2024	8,376,538	$5.64
Granted	—	—
Vested	—	—
Cancelled/forfeited	(198,333)	5.67
Unvested and outstanding as of June 30, 2024	8,178,205	$5.64
Granted	—	—
Vested	—	—
Cancelled/forfeited	(86,667)	5.74
Unvested and outstanding as of September 30, 2024	8,091,538	$5.64
Equity-Based Compensation Expense
Total equity-based compensation expense was presented on the statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2024	2023	2024	2023
Selling, general and administrative expenses	$15,769	$11,836	$51,512	$45,159
Medical expenses	1,489	1,733	3,384	6,024
Total equity-based compensation expense	$17,258	$13,569	$54,896	$51,183
As of September 30, 2024, there was $79,251 in unrecognized compensation expense related to all non-vested awards (RSAs, options, RSUs and PSUs) that will be recognized over the weighted-average period of 1.62 years.
11. Regulatory Requirements and Restricted Funds
Our health plans or risk-bearing entities are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which it operates.

Risk-Based Capital Regulatory
The National Association of Insurance Commissioners has adopted rules, which, if implemented by the states, set minimum capitalization requirements for insurance companies, health maintenance organizations ("HMOs"), and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (“RBC”) rules, which may vary from state to state. Certain states in which our health plans or risk bearing entities operate have adopted the RBC rules. Our health plans or risk-bearing entities were in compliance with the minimum capital requirements as of September 30, 2024.
Tangible Net Equity
Our health plan in California is required to comply with the tangible net equity (“TNE”) requirements. The required amount is the larger of: (1) $1,000; (2) 2% of the first $150,000 of annualized premium revenue, plus 1% of annualized premium revenue in excess of $150,000; or (3) 8% of the first $150,000 of annualized health care expenditures, except for those paid on a capitated or managed hospital payment basis, plus 4% of the annualized health care expenditures in excess of $150,000, except those paid on a capitated or managed hospital payment basis, plus 4% of annualized hospital expenditures paid on a managed hospital payment basis. We were in compliance with the TNE requirement as of September 30, 2024.
We have the ability to provide additional capital to each of our health plans or risk-bearing entities when necessary to ensure that the RBC and TNE requirements are met.
Certain states regulate the payment of dividends, loans, or other cash transfers from our regulated subsidiaries to our non-regulated subsidiaries and parent company. Such payments may require approval by state regulatory authorities and are limited based on certain financial criteria, such as the entity’s level of statutory income and statutory capital and surplus, or the entity’s level of tangible net equity or net worth, amongst other measures. These regulations vary by state. We were in compliance with the RBC and TNE requirements as of September 30, 2024.
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
On April 27, 2022, a former employee of the Company filed a purported class action lawsuit (Dabney v. Alignment Healthcare USA, LLC, Orange County Superior Court) alleging that the Company failed to provide hourly employees with required meal and rest breaks or pay such workers a premium equal to an hour of pay for missed meal or rest breaks. Discovery in the matter commenced on June 8, 2022. On September 2, 2022, the court granted a stay of proceedings and discovery in anticipation of mediation scheduled for August 2023. On August 15, 2023, the Company entered into a tentative settlement of the action in consideration of an aggregate payment of $913. The settlement of this matter is subject to approval by the court which is expected in the fourth quarter of 2024. As a result of the tentative settlement, the Company has accrued for a potential liability of $913 as of September 30, 2024 and December 31, 2023 for this matter, which was recorded within accounts payable and accrued expenses on the consolidated balance sheets and selling, general and administrative expenses on the consolidated statements of operations.
On July 7, 2023, a stockholder of Alignment ﬁled a purported class action lawsuit (Maglione v. Alignment Healthcare, Inc., et al, Delaware Chancery Court). The plaintiff alleged that certain provisions of Alignment’s stockholder agreement with General Atlantic (“GA”) and Warburg Pincus violate Delaware law. On April 30, 2024, the Company agreed to amend the stockholder agreement to eliminate the provisions challenged by the Maglione plaintiff. On May 24, 2024, the parties filed a stipulation and proposed order voluntarily dismissing the action as moot, which the court granted. Pursuant to the order, the court retained jurisdiction regarding attorneys’ fees.

The Company has entered into discussions with plaintiffs’ counsel to negotiate with respect to attorney’s fees. Plaintiff’s counsel made a settlement demand and the Company presented a counteroffer that was rejected by plaintiff’s counsel. Negotiations remain ongoing. The Company expects losses related to this case to be immaterial.
We may be involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate resolution of legal proceedings is not expected to have a material adverse effect on the condensed consolidated financial statements. Amounts accrued for legal proceedings were not material as of September 30, 2024 and December 31, 2023.

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
Overview
Alignment is a next generation, consumer-centric platform designed to improve the healthcare experience for seniors. We deliver this experience through our Medicare Advantage plans, which are customized to meet the needs of a diverse array of seniors. Our innovative model of consumer-centric healthcare is purpose-built to provide seniors with care as it should be: high quality, low cost and accompanied by a vastly improved consumer experience. We combine a proprietary technology platform and a high-touch clinical model that enhances our members’ lifestyles and health outcomes while simultaneously controlling costs, which allows us to reinvest savings back into our platform and products to directly benefit the senior consumers. We have grown Health Plan Membership, which we define as members enrolled in our health maintenance organization ("HMO") and preferred provider organization ("PPO") contracts (the "Alignment Health Plans"), from approximately 13,000 at inception to 182,300 as of September 30, 2024, representing a 30% compound annual growth rate across 53 markets and 6 states. Our ultimate goal is to bring this differentiated, advocacy-driven healthcare experience to millions of senior consumers in the United States and to become the most trusted senior healthcare brand in the country.
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

Additionally, our historical financial performance has been, and we expect our financial performance in the future will be, driven by our ability to:
•Capitalize on Our Existing Market Growth Opportunity: Our ability to attract and retain members to grow in our existing markets depends on our ability to offer a superior value proposition. We have proven that we can compete against, and take market share from, large established players in highly competitive markets. According to CMS data, we were one of the top three Medicare Advantage Organizations in terms of HMO net members growth in our California counties between 2016 and 2024. There are approximately 4.7 million Medicare-eligible individuals enrolled in Medicare Advantage plans in our existing 53 counties, of which our approximately 182,300 Health Plan Members represent only 4% market share. We believe that there are still significant opportunities for future growth even in our most mature markets where we have a 10-35% market share. Additionally, we are evaluating other opportunities to leverage our historical investments in our technology platform and our comprehensive clinical model across our existing and potentially new geographies.
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

Executive Summary
The following table presents key financial statistics for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in '000's, except percentages)	2024	2023	% Change	2024	2023	% Change
Health plan membership (at period end)	182,300	115,600	57.7%	182,300	115,600	57.7%
Medical benefits ratio	88.4%	86.7%	1.7%	89.3%	88.2%	1.1%
Revenues	$692,433	$456,709	51.6%	$2,002,320	$1,358,243	47.4%
Loss from Operations	$(19,522)	$(29,756)	34.4%	$(79,010)	$(85,904)	8.0%
Net loss	$(26,429)	$(35,077)	24.7%	$(97,007)	$(100,942)	3.9%
Adjusted EBITDA(1)	$5,922	$(8,420)	170.3%	$(24)	$(15,647)	99.8%
Adjusted gross profit (1)	$80,524	$60,627	32.8%	$214,670	$159,623	34.5%
(1)See "Adjusted EBITDA" and "Adjusted Gross Profit" below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
Health Plan Membership
We define Health Plan Membership as the number of members enrolled in our HMO and PPO contracts as of the end of a reporting period. We believe this is an important metric to assess growth of our underlying business, which is indicative of our ability to consistently offer a superior value proposition to seniors. This metric excludes third party payor members with respect to which we are at-risk for managing their healthcare expenditures, which represented 400 members as of September 30, 2024 and 2023. It also excludes the approximately 8,500 and 7,400 ACO REACH members as of September 30, 2024 and 2023, respectively.
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

Adjusted gross profit is reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(dollars in thousands)
Loss from operations	$(19,522)	$(29,756)	$(79,010)	$(85,904)
Add back:
Equity-based compensation (medical expenses)	1,489	1,733	3,384	6,024
Depreciation (medical expenses)	46	64	144	194
Restructuring costs (medical expenses)(1)	—	—	796	—
Depreciation and amortization(2)	7,640	5,497	20,110	15,613
Selling, general, and administrative expenses	90,871	83,089	269,246	223,696
Total add back	100,046	90,383	293,680	245,527
Adjusted gross profit	$80,524	$60,627	$214,670	$159,623
(1)Represents severance and related costs incurred as part of a corporate restructuring designed to streamline our organizational structure and drive operational efficiencies.
(2)Includes $0.6 million in impairment expense related to intangible assets that were written off during the quarter.
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss before interest expense, income taxes, depreciation and amortization expense, acquisition expenses, certain litigation costs, gains or losses on right of use ("ROU") assets, gains or losses on sale of property and equipment, restructuring costs and equity-based compensation expense. Adjusted EBITDA is a key measure used by our management and our Board to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operating plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA provides useful measures for period-to-period comparisons of our business, as we do not consider the excluded items to be part of our ongoing results of operations. Given our intent to continue to invest in our platform and the scalability of our business in the short to medium-term, we believe Adjusted EBITDA over the long term will be an important indicator of value creation.
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

Adjusted EBITDA is reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(dollars in thousands)
Net loss	$(26,429)	$(35,077)	$(97,007)	$(100,942)
Less: Net loss attributable to noncontrolling interest	16	30	63	134
Adjustments:
Interest expense	6,937	5,466	18,055	15,747
Depreciation and amortization(1)	7,686	5,561	20,254	15,807
Income taxes	(8)	—	14	2
Equity-based compensation(2)	17,258	13,569	54,896	51,183
Acquisition expenses(3)	14	81	26	761
Litigation costs (4)	456	1,950	1,177	1,950
(Gain) loss on ROU assets(5)	—	—	143	(289)
Gain on sale of property and equipment	(8)	—	(8)	—
Restructuring costs(6)	—	—	2,363	—
Adjusted EBITDA	$5,922	$(8,420)	$(24)	$(15,647)

(1)Includes $0.6 million in impairment expense related to intangible assets that were written off during the quarter.
(2)Represents equity-based compensation related to grants made in the applicable year, as well as equity-based compensation related to the timing of the IPO, which includes previously issued stock appreciation rights ("SARs") liability awards, modifications related to transaction vesting units, and grants made in conjunction with the IPO.
(3)Represents acquisition-related fees, such as legal and advisory fees, that are non-capitalizable.
(4)Represents litigation costs considered outside of the ordinary course of business based on the following considerations which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years, (ii) complexity of the case, (iii) nature of the remedies sought, (iv) litigation posture of the Company, (v) counterparty involved, and (vi) the Company's overall litigation strategy.
(5)Represents gains or losses related to ROU assets that were terminated or subleased in the respective period.
(6)Represents severance and related costs incurred as part of a corporate restructuring designed to streamline our organizational structure and drive operational efficiencies.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(dollars in thousands)
Revenues:
Earned premiums	$684,496	$450,235	$1,980,146	$1,341,924
Other	7,937	6,474	22,174	16,319
Total revenues	692,433	456,709	2,002,320	1,358,243
Expenses:
Medical expenses	613,444	397,879	1,791,974	1,204,838
Selling, general and administrative expenses	90,871	83,089	269,246	223,696
Depreciation and amortization	7,640	5,497	20,110	15,613
Total expenses	711,955	486,465	2,081,330	1,444,147
Loss from operations	(19,522)	(29,756)	(79,010)	(85,904)
Other expenses:
Interest expense	6,937	5,466	18,055	15,747
Other income, net	(22)	(145)	(72)	(711)
Total other expenses	6,915	5,321	17,983	15,036
Loss before income taxes	(26,437)	(35,077)	(96,993)	(100,940)
Provision (benefit) for income taxes	(8)	—	14	2
Net loss	$(26,429)	$(35,077)	$(97,007)	$(100,942)
Less: Net loss attributable to noncontrolling interest	16	30	63	134
Net loss attributable to Alignment Healthcare, Inc.	$(26,413)	$(35,047)	$(96,944)	$(100,808)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(% of revenue)
Revenues:
Earned premiums	99%	99%	99%	99%
Other	1	1	1	1
Total revenues	100	100	100	100
Expenses:
Medical expenses	89	87	90	89
Selling, general and administrative expenses	13	18	13	16
Depreciation and amortization	1	1	1	1
Total expenses	103	106	104	106
Loss from operations	(3)	(6)	(4)	(6)
Other expenses:
Interest expense	1	1	1	1
Other income, net	—	—	—	—
Total other expenses	1	1	1	1
Loss before income taxes	(4)	(7)	(5)	(7)
Provision (benefit) for income taxes	—	—	—	—
Net loss	(4)	(7)	(5)	(7)
Less: Net loss attributable to noncontrolling interest	—	—	—	—
Net loss attributable to Alignment Healthcare, Inc.	(4)%	(7)%	(5)%	(7)%
Revenues

	Three Months Ended September 30,		Change
	2024	2023	$	%
(dollars in thousands)
Revenues:
Earned premiums	$684,496	$450,235	$234,261	52.0%
Other	7,937	6,474	1,463	22.6%
Total revenues	$692,433	$456,709	$235,724	51.6%

	Nine Months Ended September 30,		Change
	2024	2023	$	%
(dollars in thousands)
Revenues:
Earned premiums	$1,980,146	$1,341,924	$638,222	47.6%
Other	22,174	16,319	5,855	35.9%
Total revenues	$2,002,320	$1,358,243	$644,077	47.4%
Earned Premiums. Earned premium revenues were $684.5 million and $450.2 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $234.3 million or 52.0%. Earned premium revenues were $1,980.1 million and $1,341.9 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $638.2 million or 47.6%. The increase was primarily driven by growth in our Health Plan membership, which increased 57.7% between September 30, 2023 and September 30, 2024. The increase was offset by a decrease in ACO REACH revenue due to the change from gross to net revenue treatment. ACO REACH revenue decreased $30.8 million, or 101.0%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 and decreased $94.0 million, or 101.4%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Other Revenue. Other revenue increased $1.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, an increase of 22.6%. Other revenue increased $5.9 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, an increase of 35.9%. The increase is mainly attributable to an increase in the interest rate of our interest earning cash balances and the change in gross to net revenue treatment for ACO REACH.
Expenses

	Three Months Ended September 30,		Change
	2024	2023	$	%
(dollars in thousands)
Expenses:
Medical expenses	$613,444	$397,879	$215,565	54.2%
Selling, general and administrative expenses	90,871	83,089	7,782	9.4%
Depreciation and amortization	7,640	5,497	2,143	39.0%
Total expenses	$711,955	$486,465	$225,490	46.4%

	Nine Months Ended September 30,		Change
	2024	2023	$	%
(dollars in thousands)
Expenses:
Medical expenses	$1,791,974	$1,204,838	$587,136	48.7%
Selling, general and administrative expenses	269,246	223,696	45,550	20.4%
Depreciation and amortization	20,110	15,613	4,497	28.8%
Total expenses	$2,081,330	$1,444,147	$637,183	44.1%

Medical Expenses. Medical expenses were $613.4 million and $397.9 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $215.6 million, or 54.2%. Medical expenses were $1,792.0 million and $1,204.8 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $587.1 million, or 48.7%. The increase was driven primarily by the growth in Alignment’s Health Plan membership, which increased 57.7% between September 30, 2023 and September 30, 2024. Overall, medical expenses for the three and nine months ended September 30, 2024 grew at a slightly higher rate than earned premium revenues compared to the three and nine months ended September 30, 2023, primarily due to 2024 having a higher percentage of new members relative to returning members, richer member benefits and increases in unit costs, offset by lower inpatient admissions per thousand and the change in ACO REACH accounting.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $90.9 million and $83.1 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $7.8 million, or 9.4%. Selling, general and administrative expenses were $269.2 million and $223.7 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $45.6 million, or 20.4%.The increase was primarily due to an increase in ongoing investments and expenditures in network development, operations and sales and marketing to drive the growth of Alignment's Health Plan membership. Selling, general, and administrative expenses grew at a slower rate than revenue for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 due to economies of scale gained from Alignment's 2024 membership growth.
Depreciation and Amortization. Depreciation and amortization expense was $7.6 million and $5.5 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $2.1 million, or 39.0%. Depreciation and amortization expense was $20.1 million and $15.6 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $4.5 million, or 28.8%. The increase was primarily due to the amount and timing of our capital expenditures and the associated depreciation relative to 2023. Additionally, for the three and nine months ended September 30, 2024, we recorded amortization expense of $0.6 million related to the impairment of intangible assets associated with an inactive medicare license that was terminated during the period.
Other Expenses
Interest expense. Interest expense was $6.9 million and $5.5 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $1.4 million or 25.5%. Interest expense was $18.1 million and $15.7 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $2.3 million or 14.7%. The increase in interest expense was partially due to an increase in the debt balance as a result of the $50.0 million draw down of the Oxford Delayed Draw term loan in June 2024. Additionally, we experienced a higher interest rate on our debt balance during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. The average interest rate during the three months ended September 30, 2024 and 2023 was 11.77% and 11.74%, respectively. The average interest rate during the nine months ended September 30, 2024 and 2023 was 11.77% and 11.35%, respectively.
Other income, net. Other income was $(0.02) million and $(0.1) million for the three months ended September 30, 2024 and 2023, respectively, a decrease of $0.1 million or (80.0)%. Other income was $(0.1) million and $(0.7) million for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $0.6 million or (85.7)%. The decrease is primarily attributable to the timing of gains and losses related to ROU assets subleased during the respective periods.
Liquidity and Capital Resources
General
To date, we have financed our operations principally through our IPO, private placements of our equity securities, revenues, and certain term loans (described below). As of September 30, 2024, we had $381.0 million in cash, cash equivalents and short-term investments.
We operate as a holding company in a highly regulated industry. Alignment Healthcare, Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. As of September 30, 2024, our operating parent company (an indirect wholly owned subsidiary of our parent company) had $104.8 million in cash, cash equivalents and short-term investments.
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

Certain states in which we operate as a CMS-licensed Medicare Advantage company may require us to meet certain capital adequacy performance standards and tests. The National Association of Insurance Commissioners has adopted rules which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for healthcare coverage. The requirements take the form of risk-based capital (“RBC”) rules, which may vary from state to state. Certain states in which our health plans or risk bearing entities operate have adopted the RBC rules. Other states in which our health plans or risk bearing entities operate have chosen not to adopt the RBC rules, but instead have designed and implemented their own rules regarding capital adequacy. As of September 30, 2024, our health plans or risk-bearing entities were in compliance with the minimum capital requirements.
Oxford Term Loan
On September 2, 2022 (the “Effective Date”), we, Alignment Healthcare USA, LLC, an indirect subsidiary of the Company (the “Borrower”) and certain of our other subsidiaries (together with the Company and the Borrower, the “Borrower Parties”) entered into a term loan agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC (“Oxford”), as administrative agent, collateral agent and a lender, and the other lenders from time to time party thereto (collectively, the “Lenders”), pursuant to which the Lenders have agreed to lend the Borrower an aggregate principal amount of up to $250.0 million in a series of term loans (the “Term Loans”). Pursuant to the Oxford Loan Agreement, the Borrower received an initial Term Loan of $165.0 million on the Effective Date and had the option to borrow up to an additional $85.0 million of Term Loans (such additional Term Loans, the “Delayed Draw Term Loans”). On June 14, 2024, the Borrower borrowed $50.0 million in aggregate principal amount of the Delayed Draw Term Loans, prior to the expiration date for such amount of the Delayed Draw Term Loans of June 30, 2024, to avoid losing access to the capital, to enhance the Company's balance sheet and to provide for future flexibility. As of September 30, 2024 we had the option to borrow an additional $35.0 million in undrawn Delayed Draw Term Loans, which option expires on September 1, 2025.
Interest on the Term Loans is a variable rate equal to (i) the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a floor of 1.00%, plus (ii) an applicable margin of 6.50%. Beginning January 1, 2025, principal payments of $0.5 million, 0.25% of the gross principal amount borrowed, are due on a quarterly basis. All unpaid principal and accrued and unpaid interest with respect to each Term Loan is due and payable in full on September 1, 2027. The interest rate applied during the nine months ended September 30, 2024 ranged from 11.70% to 11.85%.
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
The Oxford Loan Agreement includes financial covenants that require the Borrower Parties to (i) maintain minimum liquidity, as defined in the Loan Agreement, of $23.0 million and (ii) satisfy a maximum permitted ratio of debt to trailing twelve-month revenue, as set forth in the Loan Agreement. As of September 30, 2024, we were in compliance with the financial covenants.

Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Net cash provided by operating activities	$43,481	$128,279
Net cash provided by (used in) investing activities	45,111	(146,245)
Net cash provided by financing activities	49,153	60
Net change in cash	137,745	(17,906)
Cash, cash equivalents and restricted cash at beginning of period	204,954	411,299
Cash, cash equivalents and restricted cash at end of period	$342,699	$393,393
Operating Activities
For the nine months ended September 30, 2024, net cash provided by operating activities was $43.5 million, a decrease of $84.8 million compared to net cash provided by operating activities of $128.3 million for the nine months ended September 30, 2023. The decrease is mainly attributable to the timing of our monthly premium revenue payments from CMS. We typically receive our monthly premium payments from CMS on the first day of the month. However, as the first day of October 2023 did not occur on a business day, we received the October 2023 premium payments on the last day of September 2023. At September 30, 2023 we recorded deferred premium revenue of $146.0 million. Excluding deferred premium revenue, net cash provided by operating activities increased $61.4 million, mainly attributable to an increase in medical expenses payable as a result of the increased Health Plan membership growth during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Investing Activities

For the nine months ended September 30, 2024, net cash provided by investing activities was $45.1 million, an increase of $191.4 million compared to net cash used in investing activities of $146.2 million for the nine months ended September 30, 2023. The increase primarily relates to increased purchases of short-term treasury securities during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2024.

Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities was $49.2 million, an increase of $49.1 million, compared to net cash provided by financing activities of $0.06 million for the nine months ended September 30, 2023. The increase in net cash provided by financing activities is mainly attributable to the $50.0 million draw down of the Oxford Delayed Draw term loan that occurred during the nine months ended September 30, 2024.
Material cash requirements from known contractual and other obligations
There have been no material changes to our contractual obligations disclosed in our Annual Report.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2024.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures:
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2024.
Changes to our Internal Controls over Financial Reporting:
There were no material changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Rule 10b5-1 Plans

During the fiscal quarter ended September 30, 2024, our executive officers and directors adopted the following trading arrangements that are intended to satisfy the affirmative defense of Rule 10b5-1(c):

Name & Title	Date of Adoption	Duration of Trading Arrangement	Maximum Number of Securities to be Sold(1)
Hyong (Ken) Kim, M.D. Chief Medical Officer	09/05/2024	12/5/2024 - 8/8/2025	145,034
(1)Securities reported in this column include securities subject to limit orders and such orders may not fill if limit order conditions are not met.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Alignment Healthcare, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 30, 2021).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Alignment Healthcare, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on June 13, 2024).
3.3	Amended and Restated Bylaws of Alignment Healthcare, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on February 27, 2024).
4.1
Registration Rights Agreement, dated as of March 30, 2021, among Alignment Healthcare, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 30, 2021).

10.1
Consulting Agreement by and between Alignment Healthcare USA, LLC and Jeffrey Margolis, dated as of August 13, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 16, 2024).

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

Alignment Healthcare, Inc.

Date: October 29, 2024	By:	/s/ John Kao
John Kao
President and Chief Executive Officer

Date: October 29, 2024	By:	/s/ Thomas Freeman
Thomas Freeman
Chief Financial Officer