Form 10-K
period 2024-12-31
Alignment Healthcare, Inc.
filed 2025-02-27
CIK 1832466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 001-40295
_________________________________________________________
ALIGNMENT HEALTHCARE, INC.
(Exact name of Registrant as specified in its Charter)
_________________________________________________________

Delaware	46-5596242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1100 W. Town and Country Road, Suite 1600 Orange, California	92868
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (844) 310-2247
_________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
The aggregate market value of voting shares held by non-affiliates of the Registrant was $973,520,748 as of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter (based on a closing price of $7.97 per share). This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting common stock.
As of February 24, 2025, the registrant had 191,832,332 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2025, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

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

PART I
Item 1. Business.

Our Mission: Improve Healthcare, One Senior at a Time

Alignment Healthcare was founded in 2013 with one mission: improve healthcare, one senior at a time. We pursue this mission by focusing on our core values:
•always put the senior first;
•support the doctor;
•use data and technology to revolutionize care; and
•act with a serving heart.
We created Alignment after our own families faced frustrating experiences within the fragmented healthcare system. Without an advocate to create an integrated, high quality healthcare experience for them, our loved ones were left to navigate a care delivery and insurance landscape fraught with confusion and complexity. Seniors across the country are systemically and disproportionately impacted by the lack of care coordination, transparency and clear information. Furthermore, they are disadvantaged by misaligned incentives that dominate today’s healthcare system. As one of our most vulnerable populations, seniors across America need and deserve better. We put our combined decades of healthcare experience to work to create the Alignment model, incorporating best practices learned over our years serving seniors. Through the combination of this experienced, mission-driven team with purpose-built technology, we have found a way to address the unmet health and wellness needs of seniors. We aim to bring this senior-first healthcare experience to millions in the United States, become the most trusted senior healthcare brand in the country, and ultimately “do well by doing good.”

Alignment’s Virtuous Cycle is a Distinct Competitive Advantage

Our model is based on a flywheel concept, referred to as our “virtuous cycle,” which reflects our unique ability to manage healthcare expenditures while maintaining quality and member satisfaction — a distinct and sustainable competitive advantage.

To execute upon this concept, we start by ingesting medical and demographic data through our proprietary AVA technology platform. AVA’s predictive algorithms provide unique insights into each member and identify those most at risk of an acute event. Our information-enabled care model is then combined with clinical engagement by our employed clinical teams known as Care Anywhere to improve healthcare outcomes for our members. For example, our high-touch clinical model proactively manages chronic conditions and assists with post-discharge care navigation to reduce unnecessary hospital admissions and readmissions, which in turn improves health outcomes and quality while lowering overall costs. We then reinvest medical cost savings into richer coverage and benefits, which propels growth in revenue and membership while maintaining margin discipline. The strength of our model is further reinforced by delivering a premium member experience. Our concierge and a clinical service hotline is available 24/7 at no additional cost to our members and our state-of-the-art in-house call centers provide us with more consistency and control over member-facing functions.

Our virtuous cycle, based on the principle of doing well by doing good, is highly repeatable and a core tenet of our ability to continue to expand in existing and new markets in the future. The five-year compounded growth rate through December 31, 2024 of revenue and the number of members enrolled in our HMO and PPO contracts ("Health Plan Membership") is 29% and 31%, respectively.

Our Results: Predictable, Recurring Revenue Positioned for Long-Term Growth

To achieve our mission of improving healthcare for one senior at a time, we have developed a business model with a predictable, recurring revenue stream that provides significant visibility into our financial growth trajectory. We generally contract directly with CMS as a licensed Medicare Advantage plan and receive a recurring per member per month (“PMPM”) payment in exchange for bearing the responsibility of our members’ healthcare outcomes and expenditures. These contractual arrangements, combined with the fact that the majority of our net membership growth occurs effective on January 1 of a calendar year after the annual enrollment period (“AEP”), provide a higher degree of visibility to our full-year projected revenue early in the calendar year, subject to our ability to model for in-year member growth, as well as revenue PMPM, which in turn depends on member health and mortality trends.

We believe that Medicare Advantage is unique in that it allows one entity to influence the entirety of a senior’s healthcare through a single, direct-to-consumer product. Our platform is designed to maximize the benefits of Medicare Advantage, with all stakeholders being rewarded as we improve the clinical outcomes and experience for our members. We believe that the outcomes below clearly demonstrate the success of our unique consumer-centric platform by delivering on the promise of our virtuous cycle.

Our ability to deliver lower healthcare costs while improving the consumer’s experience is a unique competitive advantage. In 2024, we achieved a net promoter score (NPS) for our Care Anywhere members of greater than 78 versus the industry average of 40 and had 98% of our members enrolled in a plan with a CMS star rating of 4 stars or above. From a clinical standpoint, we achieved a hospitalization rate of approximately 152 hospitalizations per every 1,000 at-risk members, which is approximately 39% lower than the 2019 Medicare FFS performance in our markets. This differentiation has led to our demonstrated ability to rapidly scale, as evidenced by the expansion of our model to 53 markets across five states covering approximately 209,900 Health Plan Members as of January 1, 2025 and more than 83% of gross sales sourced through plan switchers from a competing Medicare Advantage plan. We believe we have proven that our model is highly predictable and repeatable across different markets and will enable strong growth on a national level as we pursue our vision of becoming the most trusted senior healthcare brand in the country.

We anticipate further investments in our business as we expand into new markets and continue to offer additional innovative product offerings and supplemental benefits to attract new members.

Our Technology: AVA® Provides Timely and Actionable Insights

AVA empowers Alignment’s employees and provider partners with timely and actionable information to improve the health experience and outcomes of Alignment’s members.

Our position in the healthcare ecosystem as a Medicare Advantage plan affords us differentiated access to large amounts of member data. We applied our clinical and technical expertise to build AVA, a proprietary platform that forms the backbone of our care delivery efforts, whether done through provider partners or directly through our care teams. AVA is a highly sophisticated engine that ingests longitudinal data from more than 200 sources to provide an accurate assessment of each member and actionable information to care teams in real time. When triggered by relevant data, AVA delivers prescriptive insights that guide providers’ workflows to deliver personalized care to members. Examples of workflows include ordering a prescription, alerting a caregiver, transferring information from a lab to a doctor, and developing a treatment plan.

We and our provider partners use this data every day to power care interventions that may be missed in traditional healthcare relationships. AVA improves the care outcomes and care experience of our members, while also providing everyone in their ecosystem — from doctors to nurses — real-time data and operational indicators to deliver the right care, to the right member at the right time.
AVA incorporates high security controls around member data, and it is subject to regular vulnerability tests and strict authorization protocols. It also uses machine learning and artificial intelligence to help predict various scenarios such as hospital admission and re-admission risk, member satisfaction, disenrollment risk and various disease propensity scores and how to best intervene. These models are based on hundreds of thousands of historical outcomes, which have shaped their predictions and accuracy, and are constantly updated with new data sets, enabling them to get smarter and more effective.

Additional details on AVA’s capabilities include:

•Consumer Experience: AVA offers a digital ecosystem that enables our members and their support system to get the information and care they need, when and how they need it. With their AVA-powered member portal and mobile app, seniors have many self-service capabilities and can get 24/7 care, send secure messages to their concierge and care teams, check their rewards and ACCESS On-Demand Concierge Card balance, and view their health history, including medical claims history, pharmacy, and benefits data.

•Internal Care Delivery: Our ability to efficiently and effectively deliver care via our internal care teams is critical to improving outcomes and managing costs. AVA is vital in our ability to identify and manage our highest risk, most complex members, and to ensure that every intervention opportunity is optimized by the most relevant and effective data available.

•External Providers: AVA transforms care delivery by shifting the paradigm from “silos of care” to physicians and payors working together as partners through technology-enablement. Medical group leaders, doctors and front-line administrative staff are provided comprehensive information to streamline and support the coordination of member care. AVA provider applications drive workflows and action lists to improve member outcomes at a lower cost and lower visit frequency. Providers are given access to AVA applications to track utilization, gaps in clinical care, and health risk assessments. This data is utilized to prioritize which members to see, and which members may benefit from various health engagement strategies.

•Health Plan Operations: By leveraging a single source of accurate information, we foster improved cross-functional communication and execution across our key value drivers. With the support of AVA our operational leaders can make faster, data-driven decisions, which leads to improved outcomes and greater efficiencies as we grow our membership base.

•Growth Operations: We are able to create greater brand differentiation in the market with our external brokers and our internal sales team by providing them best-in-class digital solutions such as the AVA Broker Portal and mobile app. These tools streamline application submission and management, client management, commission tracking, and a variety of self-service capabilities specifically for Medicare Advantage.

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

Our Clinical Model: Proactively Managing Member Care to Improve Outcomes and Reduce Cost

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

Our care delivery model creates a highly personalized experience that is unique to each member. Using insights from AVA, we organize members into four categories to provide optimized care: healthy, healthy utilizer, pre-chronic and chronic. The data below represents a sample of our population stratification from 2024.

Healthy: The typical member in the “healthy” category requires low levels of medical care. Healthy members comprise approximately 71% of our membership base but account for only 5% of the institutional claims submitted.

Healthy Utilizer: The typical member in the “healthy utilizer” category is an otherwise healthy senior who has had isolated or unexpected health challenges requiring significant medical care. Healthy utilizers comprise approximately 8% of our membership base and account for 16% of the institutional claims submitted.

Pre-Chronic: The typical member in the “pre-chronic category” is identified as high-risk by AVA but has yet to incur significant healthcare expenditures. We also refer to these members as on the “launching pad,” and by deploying our targeted care programs towards this population we work to prevent or slow their increasing acuity levels. Pre-chronic members comprise approximately 8% of our membership but account for only 1% of the institutional claims submitted. Our active approach to monitoring gaps in care and acting before emerging health problems worsen is reflective of the culture of care embedded in our organization, and our focus on being a persistent advocate for our members.

Chronic: The typical member in the “chronic” category is generally a complex patient with multiple chronic conditions in need of significant, coordinated care. Chronic members comprise 13% of our membership but account for 78% of the institutional claims submitted.

Care Anywhere: Proactive, Coordinated Care Delivers Results

While the majority of healthy and healthy utilizer members’ care needs are managed by our network of local community providers in conjunction with our support and oversight, our pre-chronic and chronic members are in our Care Anywhere program. Care Anywhere is an advanced clinician-driven model of care that is staffed by Alignment-employed physicians, advanced practice clinicians, case managers, social workers and behavioral health coaches to assure execution of cross-functional care plans. Unlike many managed care plans, we have built these services in-house to provide valuable, high-quality care to members for free, which complement the care provided by our provider partners for their most challenging and resource-intensive patients.

Key features of the Care Anywhere program include proactive outreach; 24/7 access; highly detailed personalized care plans; and enhanced coordination of care and social needs. Standardized care programs are targeted to seniors based on their underlying conditions, such as chronic heart failure or chronic obstructive pulmonary disorder, which are then personally tailored based on each individual’s underlying circumstances. We proactively engage with this high-risk group of seniors based on their preferences for care delivery, which is typically in their homes or through telephonic and video consultations.

We believe, based on data gathered and analyzed using AVA, that our Care Anywhere program creates several benefits for our high-risk, complex members: improved quality of life, high patient satisfaction, reductions in unnecessary emergency room visits and inpatient care, and lower re-admission rates. This also allows us to establish a more direct relationship with seniors, building member loyalty and brand recognition. Our Care Anywhere program has an NPS score greater than 78, underscoring the positive impact it has on our most vulnerable members.

Our collective investment in our care model and technology platform has produced strong clinical outcomes for our seniors. In 2024, we achieved a hospitalization rate of approximately 152 hospitalizations per every 1,000 at-risk members, which is approximately 39% lower than the 2019 Medicare FFS performance in our markets. Further, we have achieved approximately 152-159 inpatient admissions per thousand on our at-risk membership for the last seven years in a row, despite our significant membership growth over that period of time.

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
•termination of one or more of our Medicare Advantage plans or contracts;
•suspension of our marketing of and/or enrollment into our Medicare Advantage plans;
•civil monetary penalties;
•refunds of amounts received in violation of law or applicable Medicare Advantage requirements dating back to the applicable statute of limitation periods;
•loss of our required government certifications;
•loss of our licenses required to operate our clinics and in-house care delivery programs;
•criminal or civil liability, fines, damages or monetary penalties for violations of healthcare fraud and abuse laws, including the Stark Law, the Anti-Kickback Statute, the FCA and the Civil Monetary Penalties Law and/or state analogs to these federal enforcement authorities, or other regulatory requirements;
•enforcement actions by governmental agencies and/or state law claims for monetary damages by patients who believe their health information has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act”), and their implementing regulations (collectively known as “HIPAA”)
•mandated changes to our practices or procedures that significantly increase operating expenses or decrease our revenue;
•imposition of and compliance with corporate integrity agreements that could subject us to ongoing audits and reporting requirements, as well as increased scrutiny of our business practices which could lead to potential fines, among other things;
•termination of various relationships and/or contracts related to our business, including provider arrangements;
•changes in and reinterpretation of rules and laws by a regulatory agency or court, such as state corporate practice of medicine laws, that could affect the structure and management of our business and our affiliated physician-owned professional medical groups;
•negative adjustments to government payment models including, but not limited to, Parts A, B and D benefits; and
•harm to our reputation, which could negatively impact our business relationships, our ability to attract and retain patients and physicians, our ability to obtain financing and our access to new business opportunities, among other things.
We expect that our industry will continue to be subject to substantial regulation, the scope and effect of which are difficult to predict. See “Risk Factors—Risks Related to Regulation.”
In addition to the SSA, CMS regulations, and our contractual obligations, we must also comply with a variety of other laws:

HIPAA, HITECH Act and Other Laws, Rules and Regulations Related to Data Privacy; Security and Protection

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

The US Department of Health and Human Services, Office for Civil Rights announced on December 27, 2024, and published in the Federal Register on January 6, 2025, a Notice of Proposed Rulemaking proposing extensive modifications to the HIPAA security standards. If finalized, these modifications and could entail significant additional compliance obligations and costs for HIPAA-regulated covered entities and business associates.

HIPAA imposes mandatory penalties for certain violations. In 2024, penalties for violations of HIPAA and its implementing regulations started at $141 per violation and could not exceed approximately $71,162 per violation, subject to a cap of approximately $2.1 million for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. The penalty amounts listed above are also due for inflation adjustments in 2025.

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

In addition, the HITECH Act mandates that the Secretary of the Department of Health and Human Services (“HHS”) conduct periodic compliance audits of HIPAA-regulated covered entities and business associates for compliance with HIPAA’s privacy and security standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of any civil monetary penalty fine paid by the violator.

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

Data privacy and security at the state level remains an evolving landscape. For example, California’s California Consumer Privacy Act of 2018 (“CCPA”), which came into effect on January 1, 2020, has since been amended by the California Privacy Rights Act (“CPRA”), which became effective on January 1, 2023 and began enforcement on July 1, 2023. The CCPA, as amended by the CPRA, expands on the existing rights provided to California residents and will include rights to know, delete, correct, personal information; limit the use of sensitive personal information; and opt out of the sale of personal information or the sharing of personal information with third parties for purposes of cross-context behavioral advertising. There are also requirements for data processing and cybersecurity assessments, and contracting requirements for service providers, third parties, and contractors who receive and process information from the regulated “business.” The CPRA amendment created a state agency, the California Privacy Protection Agency (“CPPA”), to enforce and implement the law. This agency will be able to finance operations through penalties issued and, with the CPRA’s removal of the mandatory cure period from the CCPA, we will have less warning before compliance risk results in legal action. Additionally, the CCPA’s exemption for personal information of personnel (including employees, job applicants, officers, and directors) and business-to-business contacts has been allowed to sunset. As a result, beginning on January 1, 2023, personal information of California resident personnel and business contacts became subject to the CCPA. This has created compliance obligations for our operations.

The CCPA and CPRA contain exemptions for medical information governed by the California Confidentiality of Medical Information Act, and for PHI collected by a covered entity or business associate governed by the privacy, security, and breach notification rule established pursuant to HIPAA. This exempts much of the data we process with respect to patients and plan members.

The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. For example, the Virginia Consumer Data Protection Act, which became effective January 1, 2023, gives Virginia residents expanded rights to access and creates additional obligations on companies covered by the legislation and the Nevada Privacy Law, which became effective on October 1, 2019, requires businesses to give website users the option to opt-out of the sale of their data. State privacy laws also became effective in 2024 in Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, and Texas and have or will become effective in 2025 in Delaware, Iowa, Nebraska, New Hampshire, New Jersey, Tennessee, Minnesota, and Maryland. These state laws generally exempt HIPAA regulated covered entities and business associates, PHI, and/or personal information collected in the context of employment and business-to-business relationships.

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

Corporate Practice of Medicine and Other Laws

As a corporate entity, we are not licensed to practice medicine. Many states in which we operate through our subsidiaries limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals, and business corporations generally may not exercise control over the medical decisions of physicians. Statutes, regulations and court decisions relating to the practice of medicine, fee-splitting between physicians and referral sources, and similar issues vary widely from state to state. The laws and regulations in these areas are complex, changing, and often subject to varying interpretations. The interpretation and enforcement of these laws vary significantly from state to state. Under business support agreements between certain of our subsidiaries and associated physician-owned professional groups, these groups retain sole responsibility for all medical decisions, as well as for hiring and managing physicians and other licensed healthcare providers, developing operating policies and procedures, implementing professional standards and controls, and maintaining malpractice insurance.

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

In jurisdictions where the corporate practice of medicine is prohibited, we have historically operated by maintaining long-term business support services contracts with multiple associated professional medical entities that are wholly owned by physicians and, in turn, employ or contract with physicians to provide those professional medical services required by our members. Under these business support services agreements, our primary operating subsidiary performs only non-medical business support services, does not represent that it offers medical services and does not exercise influence or control over the practice of medicine by the physicians or the associated physician groups. In addition to the above business support services arrangements, we have certain contractual rights relating to the orderly transfer of equity interests in our associated physician practices through succession agreements and other arrangements with their physician equity holders. Such equity interests cannot, however, be transferred to or held by us or by any non-professional medical entity. Accordingly, neither we nor our direct subsidiaries directly own any equity interests in any of our associated physician practices.

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

Competition

The U.S. healthcare insurance industry is highly competitive. Our competitors vary by local market and include other managed care companies, national insurance companies, HMOs and PPOs. Many of our competitors have a larger membership base and/or greater financial resources than we do. In addition, other companies may enter our markets in the future, including emerging competitors in the Medicare Advantage program or competitors in the delivery of healthcare services. We believe that barriers to entry in our markets are not substantial, so the addition of new competitors can occur relatively easily, and customers enjoy significant flexibility in moving between competitors. Contracts for the sale of our products are generally tied to an annual bidding process with CMS. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, we expect that price and Star ratings will continue to be significant bases of competition. In addition to the challenge of controlling healthcare costs, we face intense competitive pressure to contain premium prices. Factors such as business consolidations, strategic alliances, legislative reform and marketing practices create pressure to contain premium price increases, despite being faced with increasing medical costs. The primary competitive factors for our industry include, but are not limited to, the following:
•premium price;
•Star ratings;
•breadth and richness of benefits, such as maximum out-of-pocket, deductibles, co-pays, Part B rebates, in addition to others;
•diversity of services and products offered, particularly ones that address the social determinants of health;
•breadth of network access;
•level of member engagement;
•level of member satisfaction;
•the quality of the member experience provided, including member service;
•care delivery and health outcomes;
•costs of care;
•ability to recruit and retain skilled employees and clinicians;
•brand identity and reputation; and
•regulatory compliance
Environmental, Social and Governance and Human Capital

Environmental, Social and Governance

We are committed to implementing meaningful environmental, social, and governance (“ESG”) practices. Our goal is to drive sustainable business growth while balancing our responsibilities to shareholders, employees, members, and the greater community. The three pillars to our ESG approach are the following:

•Serving People – Our employees are our most valuable asset, and we are dedicated to providing them with a safe, diverse, and inclusive workplace. See “—Employees and Human Capital Resources” below. We are also dedicated to serving our members with the utmost care and concern for their safety and health and strive to support our health care providers with the tools and resources needed to provide the best care.
•Serving the Environment – Our company is focused on reducing its carbon footprint by implementing energy-efficient practices, reducing water and waste, and exploring renewable energy sources.
•Serving Responsibly – We are committed to maintaining a high level of transparency and accountability across our operations. Our Board of Directors includes a strong and diverse mix of experienced business leaders and is committed to providing effective oversight of the Company’s activities.

In 2022, we released our inaugural ESG report and created an ESG Steering Committee comprised of cross-functional leaders representing every department within the Company. Our aim is to continue fortifying each pillar and to operate with transparency in a way that always puts seniors first, and respects all people, communities, conditions, and environments.

Employees and Human Capital Resources

We are focused on building a company that is transforming health care by putting seniors first, and our employees are critical to our success. Our Human Capital strategy focuses on meeting business objectives by attracting, developing, engaging, and retaining a high-performing, diverse workforce. As of December 31, 2024, we had 1,679 full-time employees in addition to seasonal employees who assist with the Medicare AEP.

Each year, we conduct an employee survey to further enhance employee engagement and productivity. We also implement rigorous employee training protocols to help ensure our teams operate with rigor, ethics and compliance in mind.

We recognize that an inclusive workplace is crucial as we scale and build our high-performing team. All aspects of our inclusive culture continue to be embedded in each aspect of our processes, programs, and structures that drive our talent lifecycle: attraction, recruitment, onboarding, development, and retention efforts. Our efforts to recruit for excellence are reflected in the composition of our current employee workforce and Board of Directors, which are comprised of a diverse group of highly qualified individuals that represent top talent in the industry. As of December 31, 2024:
•74% of our employees were female;
•65% of our employees were ethnically diverse;
•20% of our executive team was ethnically diverse;
•10% of our executive team was female;
•22% of our Board of Directors was ethnically diverse; and
•44% of our Board of Directors was female.
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
Our compensation and incentive plans are designed to attract, retain, and reward employees by granting cash-based performance and stock-based awards. By motivating individuals to achieve business objectives and perform to the best of their abilities, they support the success of the company and the increase of stockholder value. We also provide comprehensive medical benefits, a positive work/life balance, generous paid time off, and health and wellness programs. We regularly evaluate each aspect of compensation and benefits to ensure they align with the market and our peers.

Our current workforce model embraces working in a hybrid-remote fashion. Our workforce strategy enhances our ability to attract the best talent nationally, allowing us to serve our members where they live and continue to provide our employees with a healthy work-life balance.

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

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on or through our website, https://www.alignmenthealth.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The SEC’s website, https://www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
•We have a history of net losses and may be unable to achieve or maintain profitability.
•Our relatively limited operating history makes it difficult to evaluate our current business and future prospects.
•Our growth strategy may not prove viable and we may not realize expected results.
•If we are unable to attract new members, our revenue growth will be adversely affected.
•If we do not design and price our products properly and competitively, cannot develop new products and implement clinical initiatives, lower costs, and appropriately document members’ risk profile, or if our benefits expense estimates are inadequate, our profitability may be materially adversely affected.
•We may not be successful in maintaining or improving our Star ratings in future years, which may have a direct and substantial adverse impact on our revenue.
•If we fail to develop and maintain satisfactory relationships with care providers, our business may be adversely affected.
•As a government contractor, we risk the potential loss of CMS contracts, suspension from the Medicare Advantage program, changes to premiums paid to Medicare Advantage plans, changes to provisions for risk sharing under Medicare Part D and governmental audits and investigations, among others.
•If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and member satisfaction or adequately address competitive challenges.
•The loss or renegotiation of certain key contracts with large independent physician associations (“IPAs”), hospitals or other provider networks, to serve our membership base could negatively impact our results.
•Security breaches, loss of data and other disruptions could compromise sensitive business or member information, or prevent access to critical information and expose us to liability.
•Disruptions in our disaster recovery systems or management continuity planning could limit our ability to operate our business effectively and adequately care for our members.
•Our business depends on our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology platform.
•We may be subject to legal proceedings and litigation, including intellectual property and privacy disputes.
•Our business may be impacted if the healthcare services industry becomes more cyclical.
•If we are not able to maintain, enhance and protect our reputation and brand recognition, including through the maintenance and protection of trademarks, our business and results of operations will be harmed.
•If we are unable to obtain, maintain, protect and enforce sufficiently broad intellectual property protection, including for our trade secrets, know-how and other proprietary and internally developed information, the value of our technology could be adversely affected.

•Third parties may initiate legal proceedings alleging intellectual property rights violations, the outcome of which would be uncertain and could have a material adverse effect on our business.
•Any restrictions on our use of, or ability to license, data, or our failure to license data and integrate third-party technologies, could have a material adverse effect on our business.
•We depend on our senior management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.
•We have limited experience serving as a direct contracting entity with CMS under the ACO REACH program and may not be able to realize the expected benefits thereof.
•Our plans are concentrated in a limited number of U.S. states and we may not be able to establish new geographic presences.
•Competition for physicians and nurses, shortages of qualified personnel or other factors could increase our labor costs and adversely affect our revenue, profitability and cash flows.
•Our records may contain inaccurate or unsupportable information regarding risk adjustment scores of members, which could cause misstatements of revenue and subject us to penalties.
•Inaccurate estimates of incurred but not reported medical expense could adversely affect our results.
•Negative publicity regarding our industry generally could adversely affect our results of operations or business.
•Medicare Advantage funding reductions could adversely affect our results of operations.
•The healthcare industry is highly competitive, and this competition may have a material adverse effect on our business operations and financial position.
•If we are unable to offer new and innovative products and services or fail to keep pace with industry advances, technology and needs, our members may terminate memberships.
•We are a holding company with no operations of our own, and we depend on our subsidiaries for cash.
•We may be required to maintain higher statutory capital levels for our existing operations or may become subject to additional capital reserve requirements as we pursue new business opportunities.
•New laws or changes in laws or their application could increase our cost of doing business.
•We must adapt to changes in the healthcare industry and related regulations or our business may be harmed.
•Losing the services of the physicians who own our associated physician practices could jeopardize our contractual arrangements.
•Our existing indebtedness could adversely affect our business and growth prospects, particularly in an environment of rising interest rates.
•Our failure to raise additional capital or generate cash flows could reduce our ability to compete successfully.
•Our lead sponsor has significant control over our business activities, and their interests may conflict with ours or yours in the future.
•The requirements of being a public company may strain our resources and distract our management.
•Provisions of our corporate governance documents could make an acquisition of us more difficult.
•The exclusive forum provision in our certificate of incorporation may have the effect of discouraging lawsuits against our directors and officers.
•An active, liquid trading market for our common stock may not be sustained.
•Our operating results and stock price may be volatile, including as a result of economic or industry-wide factors that are beyond our control.
•A significant portion of our total outstanding shares may be sold into the market in the near future.
•Future sales of substantial amounts of common stock, or the possibility of such sales, could adversely affect stock price.
Risks Related to Our Business
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.
We have incurred net losses on an annual basis since our inception, including a net loss of $128.1 million and $148.2 million for the years ended December 31, 2024 and December 31, 2023. As of December 31, 2024, we had an accumulated deficit of $1,008.3 million.

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
Our business strategy is to grow rapidly by expanding our service offerings through an array of non-traditional benefits and continuing to build out and attract network relationships in our existing markets. We also intend to expand into new markets, leveraging our AVA technology platform, which has been designed to scale and allow us to provide a predictable and replicable member experience across new markets. Our strategy hinges on our ability to satisfy our members in our existing markets, achieve and maintain high Star ratings for our plans, submit successful bids to CMS for new plans and/or in new markets, attract new members, form alliances with primary care providers, and hire physicians, nurses and other medical support staff for our in-house care delivery programs, among other factors. We also seek growth opportunities through strategic acquisitions and vertical integration, as well as through joint ventures or other strategic arrangements. We cannot guarantee that we will be successful in pursuing our growth strategy. If we fail to evaluate and execute new business opportunities properly, we may not achieve anticipated benefits and may incur increased costs.
Our growth strategy involves a number of risks and uncertainties, including that:
•we may not be able to successfully enter into contracts with local providers in existing or new markets on terms favorable to us or at all. In addition, we compete for provider relationships with many other health care plans, some of whom may have greater resources than we do. This competition may intensify due to the ongoing consolidation in the healthcare industry, which may increase our costs to pursue such opportunities;
•we may not be able to maintain and improve the satisfaction levels of our members, which could lead to decreased ratings for some of our plans in the Five Star Quality Rating System and consequently to loss of the economic incentives associated with high Star ratings, which could negatively impact our revenues;

•we may not be able to enroll or retain a sufficient number of new members to execute our growth strategy, and we may incur substantial costs to enroll new members but may be unable to enroll a sufficient number of new members to offset those costs;
•we may not be able to realize the value of our AVA technology platform;
•we may not be able to hire or otherwise engage sufficient numbers of physicians and other staff and may fail to integrate our employees, particularly our medical personnel, into our in-house care model;
•we may not be successful in maintaining our reputation and brand in our existing markets or in establishing our reputation and brand with new members or into new markets;
•we may be unsuccessful in identifying or in executing key strategic joint ventures or other arrangements to facilitate our entry into new markets;
•when expanding our business into new states, we may be required to comply with laws and regulations that may differ from states in which we currently operate;
•when expanding into new markets, we may face competition with greater knowledge of such local markets;
•expansion into new offerings or new markets, or the acquisition of complementary businesses or assets, may require us to raise additional capital, which may not be available on desirable terms or at all; and
•depending upon the nature of the local market, we may not be able to implement our business model in every local market that we enter, which could negatively impact our revenues and financial condition.
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
We are focused on the Medicare-eligible population and face competition from other plans in the enrollment of Medicare-eligible potential members. If we are unable to obtain CMS contracts for new plans or in new markets and convince the Medicare-eligible population of the benefits of our plans, or if potential or existing members prefer a plan offered by one of our competitors, we may not be able to effectively implement our growth strategy. Our ability to attract new members will depend on a variety of factors, including the following:
•our ability to create new plans and/or ancillary benefits;
•our ability to achieve and maintain high Star ratings for each of our plans;
•our ability to effectively promote our plans in our existing markets and the new markets we intend to enter;
•our allocation of management and financial resources toward efforts to grow our membership in certain markets;
•the extent to which eligible beneficiaries shop for MA plans in the markets we enter;
•our ability to establish relationships with provider groups and other key market constituencies;
•our competitor’s products and pricing strategies;
•our ability to establish and grow our reputation and brand in new and existing markets;
•the extent to which the overall pool of MA-eligible beneficiaries continues to grow and the extent to which the historical trend of increased MA market penetration continues;
•if our strategic partners terminate or fail to renew our current contracts or we fail to enter into contracts with new strategic partners; and
•regulatory changes affecting the overall pool of MA-eligible beneficiaries and our ability to navigate the applicable regulatory requirements.

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
We use a substantial portion of our revenues to pay the costs of healthcare services delivered to our members by third-party providers. These costs include claims payments, capitation payments to providers (predetermined amounts paid to cover services), administrative costs and various other costs incurred to provide health insurance coverage to our members. These costs also include estimates of future payments to hospitals and other providers for medical care provided to our members. Generally, premiums in the healthcare business are fixed for one-year periods and we are required by federal law to spend a fixed amount of these premiums on healthcare services, covered benefits and quality improvement efforts. Accordingly, costs we incur in excess of our benefit cost projections generally are not recovered in the contract year through higher premiums and our ability to enhance the profitability of our plans depends in significant part on our ability to estimate the costs of our future benefit claims and other expenses. We make these estimates using actuarial methods and assumptions based upon claim payment patterns, medical inflation, historical developments, including claim inventory levels and claim receipt patterns, and other relevant factors. We also record benefits payable for future payments. We continually review estimates of future payments relating to benefit claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves, including premium deficiency reserves where appropriate. However, these estimates involve extensive judgment and have considerable inherent variability that is sensitive to claim payment patterns and medical cost trends. Many factors may and often do cause actual healthcare costs to exceed what was estimated and used to set our premiums. These factors may include:
•increased use of medical facilities and services;
•increased cost of such services;
•increased use or cost of prescription drugs, including specialty prescription drugs;
•the introduction of new or costly treatments, including new technologies;
•the extent to which providers in our network follow appropriate care recommendations and carry out effective care coordination and care management;
•our membership mix;
•the extent to which members decline to seek out appropriate preventative care or follow their physicians’ care and healthful living recommendations;
•variances in actual versus estimated levels of cost associated with new products, benefits or lines of business, product changes or benefit level changes;
•changes in the demographic characteristics of an account or market;
•changes or reductions of our utilization management functions such as preauthorization of services, concurrent review or requirements for physician referrals;
•catastrophes, including acts of terrorism, public health epidemics, or severe weather (e.g., hurricanes and earthquakes), which may increase both use and cost of medical services and cause members to delay obtaining services, affecting their long-term health;

•medical cost inflation; and
•government mandated benefits, member eligibility criteria, or other legislative, judicial, or regulatory changes.
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
CMS measures the quality of Medicare Advantage plans through a Five Star Quality Rating System. The Star Rating system considers various measures adopted by CMS, including, among others, quality of care, preventative services, chronic illness management and member satisfaction. The achievement of Star ratings of 4-Star or higher qualifies Medicare Advantage plans for an increase in the benchmark against which they bid (potentially increasing premium payments). As of January 1, 2025, approximately 98% of our members are enrolled in rated plans that have a 4.0 Star rating or greater for the 2025 rating year / 2026 payment year. However, we may not be able to maintain or improve upon these Star ratings in future years. Failure to maintain satisfactory quality and performance measures may negatively affect our premium rates, impede our ability to compete for new business in existing or new markets or result in the termination of our contracts, or affect our ability to enter into new CMS contracts or expand the service area of current health plans. Star ratings are an important component of how MA beneficiaries select an MA plan, both during each annual enrollment period and throughout each year. Low Star ratings may reduce our membership, if members choose to enroll in higher-rated plans.
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
CMS updates and makes changes to the Star ratings annually. Changes implemented by CMS with respect to the Five Star Quality Rating System have, in the past, and could, in the future, negatively impact our Star ratings. For example, in rating year 2024, CMS removed performance outliers from the calculation of non-Consumer Assessment of Healthcare Providers and Systems (“non-CAHPS data”) measure rating cut points using the Tukey outlier deletion method. This change increased cut points overall, making it more difficult to achieve and maintain high Star ratings. In the 2025 Star ratings, only seven MA-Part D contracts earned a 5-star rating, a significant decrease from 31 in 2024, 57 in 2023, and 74 in 2022.
Additionally, CMS continues to make changes to Star Ratings methodology that could negatively impact our Star Ratings in future years. For example, in April 2024, CMS finalized changes to the measures used in the Star ratings, the calculation of the Categorical Adjustment Index and the Health Equity Index for contracts undergoing consolidation, and the weights assigned to certain measures. These and future adjustments to the Star rating methodology may have a negative impact on our Star ratings.
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
A significant portion of our revenue relates, directly or indirectly, to the Medicare Advantage program, which accounted for substantially all of our total revenue for the year ended December 31, 2024. Participating in the Medicare Advantage program exposes us to various risks, as described further below.
•As of January 1, 2025, under our contracts with CMS, we provided health insurance coverage to approximately 209,900 individual Medicare Advantage members. Our continued participation in the Medicare Advantage program through these and other contracts is not guaranteed. Our CMS contracts are subject to annual renewal, and CMS must also annually approve our bids for the plans we intend to offer under each contract. The loss of these and other CMS contracts or significant changes to the terms thereof may have a material adverse effect on our business, results of operations and financial condition.
•Either Congress or CMS may at any time enact significant changes to the Medicare Advantage program, and these changes may materially impact our profitability. For example, there may be changes to the amount or calculation of our premium payments, the mandated member benefits, or member eligibility criteria without corresponding increases in our premium payments, or the timing of payments. We have no control over these changes, including when or how frequently they are made. In addition, CMS annually establishes benchmark payment rates for Medicare Advantage organizations, and these rates may decrease or not keep pace with our expected medical costs. Any of these, or other, changes to the Medicare Advantage program and our payment rates may have a material adverse effect on our business, results of operations and financial condition.
•CMS may terminate our Medicare Advantage contracts if there is credible evidence that we have committed or participated in false, fraudulent, or abusive activities, including the submission of false or fraudulent data. Additionally, we may be subject to scrutiny under the federal False Claims Act (the “FCA”) for the alleged submission of fraudulent information. As a recipient of federal money, we may be subject to qui tam litigation brought by individuals who seek to sue on behalf of the government, alleging that the recipient submitted false claims to the government. Litigation of this nature is filed under seal to allow the government an opportunity to investigate and to decide if it wishes to intervene and assume control of the litigation. If the government does not intervene, the lawsuit is unsealed, and the individual may continue to prosecute the action on his or her own.
•CMS uses a risk-adjustment model which adjusts premiums paid to Medicare Advantage organizations according to the health status of covered members. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997 and the Benefits Improvement and Protection Act of 2000 (“BIPA”), generally pays more where a plan’s membership has higher expected costs. Under this model, amounts paid to Medicare Advantage organizations are based, in part, on actuarially determined bids, which include a process whereby our prospective payments are based on our estimated cost of providing standard Medicare-covered benefits to an enrollee with a “national average risk profile.” That baseline payment amount is adjusted to reflect the health status of our enrolled membership. Under the risk-adjustment methodology, all Medicare Advantage organizations must collect and submit the data from hospital inpatient, hospital outpatient, and physician services to CMS within prescribed deadlines. The CMS risk-adjustment model uses the diagnosis data to calculate the risk-adjusted premium payment to Medicare Advantage organizations, which CMS adjusts for coding pattern differences between the health plans and the government fee-for-service program. In certain cases, we rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on these providers to document appropriately all medical data, including the diagnosis data submitted with claims, and we rely on our technology platform to aggregate, organize, interpret and report such data. In addition, we conduct medical record reviews as part of our data and payment accuracy compliance efforts, to more accurately reflect diagnosis conditions under the risk adjustment model. These compliance efforts include the internal contract level audits described in more detail below, as well as ordinary course reviews of our internal business processes.
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
CMS released a final rule on January 30, 2023, which changes both the use of extrapolation and the application of the FFS Adjuster. Specifically, CMS will not extrapolate audit results for any audits covering payment years prior to 2018. Additionally, CMS will not apply any FFS Adjuster in RADV audits. These changes are expected to have a material impact on Medicare Advantage organizations, including us. In November 2024, CMS announced it had initiated the payment year 2018 RADV audits, and it expects to begin issuing the audit findings in mid-calendar year 2026, including instructions on how the overpayments will be collected as part of the audit.
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
•Our CMS contracts that cover members’ prescription drugs under Medicare Part D contain provisions for risk sharing and certain payments for prescription drug costs for which we are not at risk. These provisions, certain of which are described below, affect our ultimate payments from CMS.
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
•We are also subject to various other governmental audits and investigations. Under state laws, we are audited by state departments of insurance for financial and contractual compliance and by state departments of health. Audits and investigations, including audits of risk adjustment data, are also conducted by state attorneys general, CMS, HHS-OIG, the Office of Personnel Management, the Department of Justice (“DOJ”) and the Department of Labor. Findings from these audits and investigations could result in, among other things, the loss of licensure or the right to participate in the Medicare Advantage or other programs, a limitation on our ability to market or sell products, a suspension on our ability to enroll new members, a requirement to refund money to the government, the imposition of fines, penalties and other civil and criminal sanctions, or changes in our business practices. The outcome of any current or future governmental or internal investigations cannot be accurately predicted, nor can we predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. Nevertheless, it is possible that any such outcome of litigation, penalties, fines or other sanctions could be substantial, and the outcome of these matters may have a material adverse effect on our results of operations, financial position, and cash flows. Responding to subpoenas, investigations and other lawsuits, claims and legal proceedings as well as defending ourselves in such matters would divert management’s attention and cause us to incur significant legal expense. Negative findings or terms and conditions that we might agree to accept as part of a negotiated resolution of pending or future legal or regulatory matters could result in, among other things, substantial financial penalties or awards against us, substantial payments made by us, required changes to our business practices, exclusion from future participation in the Medicare Advantage Programs and, in certain cases, criminal penalties, any of which could have a material adverse effect on us. Certain of these matters could also affect our reputation. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our industry or our reputation in various markets and make it more difficult for us to sell our products and services.
The Inflation Reduction Act of 2022 contains several provisions that affect the Part D program. These changes may require us to change our prescription drug offerings, reduce our profitability, and otherwise impact our financial performance.
The Inflation Reduction Act of 2022 (“IRA”), signed into law on August 16, 2022, reflects an ongoing effort to control prescription drug costs and reduce spending by the federal government. The IRA contains several provisions that impact the Part D program and that may influence our benefit design and profitability. For example, beginning in 2024, Part D plans were required to eliminate member cost-sharing in the catastrophic phase of the benefit, and beginning in 2025, the coverage gap phase was eliminated. Part D plans must now also implement a cap on member out-of-pocket spending of $2,000. These changes have the potential to increase the financial responsibility of Part D plan sponsors. Furthermore, beginning in 2025, Part D plans must offer enrollees the option to pay out-of-pocket prescription drug costs in the form of capped monthly payments instead of all at once at the pharmacy. This may increase administrative burdens for plans by requiring new payment tracking systems and risk management strategies. These changes may significantly alter the plans that we offer and may adversely affect our business, results of operations and financial condition.
We may be subject to legal proceedings and litigation, including intellectual property and privacy disputes, which are costly and could materially harm our business and results of operations.
We may be party to lawsuits and legal proceedings in or outside of the normal course of business, whether initiated by third parties or by us. These matters are often expensive and disruptive to normal business operations. We may face allegations, lawsuits and regulatory inquiries, audits and investigations regarding the denial of healthcare benefit payments, compensation or non-acceptance or termination of provider contracts, medical malpractice (based on our medical necessity decisions or brought against us on the theory that we are liable for providers’ alleged malpractice) or professional liability (in connection with the delivery of healthcare and related services to the public). We may initiate litigation or administrative proceedings, including, without limitation, to address regulatory matters or to protect our intellectual property. We may be subject to class-action lawsuits, shareholder derivative suits, or other litigation arising from alleged violations of federal or state securities laws or of Delaware corporate law. We may also face qui tam allegations or lawsuits brought by individuals who seek to sue on behalf of the government including, among other allegations, resulting from coding and review practices under the Medicare Advantage risk-adjustment model.
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
Any factor that diminishes our reputation or that of our management, including failing to meet the expectations of or provide quality service to our members, or any adverse publicity or litigation involving or surrounding us or our management, could make it substantially more difficult for us to attract new members and retain existing members. Similarly, because our existing members often act as references for us with prospective new members, any existing member that questions the quality of our care could impair our ability to secure additional new members. In addition, negative publicity resulting from any adverse government audit could injure our reputation. If we do not successfully maintain and enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with members or providers, which would harm our business, results of operations and financial condition.
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
Our information technology strategy and execution are critical to our continued success because our technology platform is at the center of our business model. We must continue to invest in long-term solutions that will enable us to anticipate member needs and expectations, enhance the member experience, act as a differentiator in the market and protect against cybersecurity risks and threats. Our success is dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver and enhance technology systems that support our business processes in a cost-efficient and resource-efficient manner. Increasing regulatory and legislative changes will place additional demands on our information technology infrastructure that could have a direct impact on resources available for other projects tied to our strategic initiatives. In addition, continued trends toward greater member engagement and increased regulatory scrutiny in healthcare require new and enhanced technologies. Connectivity among technologies is becoming increasingly important. We must also develop new systems to meet current market standards and keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and member needs. Failure to do so may present compliance challenges and impede our ability to deliver products and services in a competitive manner. Further, because system development projects are long-term in nature, they may be more costly than expected to complete and may not deliver the expected benefits upon completion. Our failure to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems could adversely affect our business, financial condition and results of operations.
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
We may use open-source software in connection with our services. Companies that incorporate open-source software into their technologies have, from time to time, faced claims challenging the use of open-source software and/or compliance with open-source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open-source software or claiming noncompliance with open-source licensing terms. Some open-source software licenses require users who distribute software containing open-source software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open-source code, which could include valuable proprietary code of the user, on unfavorable terms or at no cost. While we monitor the use of open-source software and try to ensure that none is used in a manner that would require us to disclose our internally developed source code, including that of our AVA platform, or that would otherwise breach the terms of an open-source agreement, such use could inadvertently occur, in part because open-source license terms are often ambiguous. In addition to risks related to license requirements, use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software which, thus, may contain security vulnerabilities, such as the Log4j vulnerability in November 2021, or infringing or broken code. Any requirement to publicly disclose our internally developed source code or pay damages for breach of contract could have a material adverse effect on our business, financial condition and results of operations and could help our competitors develop services that are similar to or better than ours.
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
A substantial portion of our revenue is driven by CMS payments in connection with our health plans in California, North Carolina, Nevada, Arizona and Texas, with over 94% of our members concentrated in California as of December 31, 2024. As a result, our exposure to many of the risks described herein is not mitigated by a diversification of geographic focus. Unfavorable changes in healthcare or other benefit costs or reimbursement rates or increased competition in these areas or any other geographic area where our membership becomes concentrated in the future could therefore have a disproportionately adverse effect on our operating results. Furthermore, due to the concentration of our operations in these states and in California in particular, our business may be adversely affected by economic, health or other conditions that disproportionately affect these states as compared to other states (e.g., outbreaks of infectious disease) or by natural disasters such as major earthquake, wildfire or hurricane. Any of these factors could have a significant impact on the health of a large number of our covered members, access to care may be more difficult and proposed responses, including telehealth, may not be available. Moreover, regulatory changes undertaken in response to such events could require us to cover health care costs for members for which we would not typically be responsible.
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
In some markets, the lack of availability of clinical personnel, such as nurses, social workers and mental health professionals, is a significant operating issue facing all healthcare providers and others seeking to employ such personnel. Any shortage of personnel may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled workers in each of the markets in which we operate. Our failure to recruit and retain qualified clinical and other medical personnel could have a material adverse effect on our business, financial condition and results of operations.
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

Additionally, CMS audits Medicare Advantage organizations for documentation to support RAF-related payments for members. The Medicare Advantage organizations ask providers to submit the underlying documentation for members that they serve. It is possible that claims associated with members with higher RAF scores could be subject to more scrutiny in a CMS or plan audit. CMS may impose penalties as a result of its audits. In addition, we could be liable for penalties to the government under the FCA that range from $5,500 to $11,000 (adjusted for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. On February 12, 2024, the DOJ issued a final rule announcing adjustments to FCA penalties, under which the per claim penalty range was increased to a range from $13,946 to $27,894 for penalties assessed after February 12, 2024 with respect to violations occurring after November 2, 2015. CMS has indicated that, for some audits of plan years beginning with 2018, payment adjustments will not be limited to RAF scores for the specific Medicare Advantage enrollees for which errors are found but may also be extrapolated to the entire Medicare Advantage plan membership.
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
Negative publicity regarding the managed healthcare industry generally, or the Medicare Advantage program in particular, may result in increased regulation and legislative review of industry practices that further increase our costs of doing business and adversely affect our results of operations or business by:
•requiring us to change our products and services;
•increasing the regulatory, including compliance, burdens under which we operate which, in turn, may negatively impact the manner in which we provide products and services and increase our costs of providing products and services;
•adversely affecting our ability to market our products or services through the imposition of further regulatory restrictions regarding the manner in which plans and providers market to and communicate with Medicare Advantage enrollees; or
•adversely affecting our ability to attract and retain members.
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
Our results of operations may be adversely impacted by adverse conditions affecting the centers out of which our external care providers operate, and the facilities that host our AVA platform, including severe weather events such as tornadoes and widespread winter storms, natural disasters such as earthquakes and fires, public health concerns such as infectious disease outbreaks, violence or threats of violence or other factors beyond our control. Any of these events could cause disruption of member scheduling, displacement of our members, employees and care teams, or force certain of our providers’ centers, or facilities that host our AVA platform to close temporarily. In certain geographic areas, we have a large concentration of clinics, external provider facilities, and facilities that host our AVA platform that may be simultaneously affected by adverse weather conditions or other events. Our future operating results may be adversely affected by these and other factors that disrupt the operation of the centers out of which our external providers operate and the facilities that host our AVA platform.
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
We have limited experience serving as a participant in the ACO REACH model with CMS and may not be able to realize the expected benefits thereof.
The CMS Center for Medicare and Medicaid Innovation (“CMMI”) implemented a direct contracting model, intended to create value-based payment arrangements directly with Direct Contracting Entities (“DCEs”), which is part of CMS’s strategy to drive broader healthcare reform and accelerate the shift from original Medicare toward value-based care models. A key aspect of direct contracting is providing new opportunities for a variety of different DCEs to participate in value-based care arrangements in Medicare fee-for-service. Effective January 1, 2023, CMS replaced the DCE program with the “ACO Realizing Equity, Access, and Community Health Model” or “ACO REACH” model and designated participating entities as Accountable Care Organizations (“ACOs”).

Our participation in the CMMI program began on April 1, 2021 and, as of January 1, 2025, we had approximately 6,650 members in our arrangement with our clinician partners in California and Nevada. Our participation in the ACO REACH program is subject to annual CMS approval, and our contracts are not guaranteed to be renewed in future years. Prior to April 1, 2021, we had no experience participating in CMMI's programs and, as such, our ACO business is in the early stages of development. We are subject to the risks inherent to the launch of any new business, including the risks that we may not generate sufficient returns to justify our investment and that it may take longer or be more costly to achieve the expected benefits from this new program. In particular, we may be unable to achieve risk-like patient economics on original Medicare patients. Moreover, our financial performance under the ACO REACH model may not be similar to our performance under the DCE model.
CMMI is constantly evaluating the ACO REACH program and may revise the applicable rules and design at any time, and such changes may have a significant impact on our ability to carry out our business. Certain CMMI model methodologies, including but not limited to, allowed provider classes, beneficiary alignment, benchmark establishment, and risk score modeling, are subject to continued evaluation. For example, the ACO REACH model requires participants to meet several provisions on promoting health equity, including the creation of a health equity plan, and will introduce a health equity benchmark adjustment to payments to help support care delivery and coordination in underserved areas. ACO REACH also requires that doctors and other health care providers make up 75% of governing or voting rights on the participating accountable care organization's board. These and other requirements could materially impact our profitability.
In 2024, we entered into a management services and risk management agreement with a third-party healthcare company. The third party will be responsible for arranging and controlling the health care services provided to the ACO members, and for providing certain management and support services with respect to ACO operations. The third party will also assume specified upside and downside financial risk relative to the ACO’s performance. Due to our reliance on this third party, we may face the risk that it will fail to successfully manage the health care of these members and that it will incur significant financial losses. Although the third party is contractually liable for such losses and was required to obtain a security instrument and to provide a cash reserve backstopping such losses, there is a possibility that losses could exceed the aggregate amount of the security instrument and cash reserve. If that were to occur, we may be responsible for the excess losses.

The ACO REACH model may not be successful and may ultimately be discontinued, including as a result of decreased political support for value-based care or the ACO REACH model, or we may be unable to expand our total addressable market in the manner that we expect. Ultimately, our participation in the ACO REACH model may not be profitable to us initially or at all.
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
We rely on a number of vendors and other third parties to perform various functions and fulfill our obligations to CMS and members. Our ability to operate our business depends on the performance of, and continued contracts with, these vendors. The functions performed by our major vendors include, but are not limited to, information technology support, claims processing, pharmaceutical benefit management, supplemental benefits (e.g., our "black card" benefit, vision benefits, transportation benefits) and other business process outsourcing. We also rely in part on third-party brokers for the marketing and sale of our insurance plans and on our IPAs, which perform certain functions on our behalf.
Our ability to operate our business depends on the performance of these third parties. Their performance may be compromised, degraded or interrupted for a variety of reasons, some of which are outside of our control, and they may fail to meet agreed-upon service level standards. For example, if a vendor becomes disqualified by CMS from providing services in connection with a Medicare Advantage plan, we would be unable to continue to use their services. Our vendors could also experience changes in their financial health or disruptions to their own operations. We do not directly control their actions and they could violate applicable laws, rules, and regulations. In the event that these third parties render poor performance or are unwilling or unable to perform services for us in accordance with our contract and legal requirements, we may face operational difficulties, increased expenses, penalties, fines, sanctions or litigation. Although we may be able to force the vendor to indemnify us for some or all of our losses, the vendor may not ultimately be liable in contract or tort for other losses and our business and reputation may suffer nonetheless. Disputes arising from contractual disagreements, service-level disputes or changes in vendor terms and conditions may impact our ability to maintain stable and cost-effective relationships with third-party vendors.
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
The use of individually identifiable health data by our business is regulated at federal and state levels. These laws and rules are changed frequently by legislation or administrative interpretation. Various state laws address the use and maintenance of PII. Among these state laws, which we describe in more detail below, we are most substantially affected by the California Consumer Privacy Act, which uniquely among general consumer privacy laws did not exempt employee information, business contact information, and only maintains narrow exemptions for data subject to HIPAA or the Gramm-Leach-Bliley Act. We may need to change the way we create, receive, maintain or transmit PII to comply with these state laws.
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
The US Department of Health and Human Services, Office for Civil Rights announced on December 27, 2024, and published in the Federal Register on January 6, 2025, a Notice of Proposed Rulemaking proposing extensive modifications to the HIPAA security standards. If finalized, these modifications could entail significant additional compliance obligations and costs for HIPAA-regulated covered entities and business associates.
HIPAA imposes mandatory penalties for certain violations. In 2024, penalties for violations of HIPAA and its implementing regulations started at $141 per violation and could not exceed approximately $71,162 per violation, subject to a cap of approximately $2.1 million for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. Additionally, the penalty amounts listed above are also due for inflation adjustments in 2025.
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
Data privacy and security at the state level remains an evolving landscape. For example, CCPA, which came into effect on January 1, 2020, requires companies that process information on California residents to make disclosures to consumers about their data collection, use and sharing practices, allow consumers to opt out of certain data sharing with third parties and provides a cause of action for data breaches. In addition, on November 3, 2020, California voters approved amendments to the CCPA, known as the CPRA, which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a state agency, the California Privacy Protection Agency (“CPPA”), to oversee implementation and enforcement efforts. The CPPA is able to finance operations through penalties issued and with the CPRA’s removal of the mandatory cure period from CCPA, we will have less warning before compliance risk results in legal action. The CPRA’s amendments became effective on January 1, 2023. The CCPA contains exemptions for medical information governed by the California Confidentiality of Medical Information Act, and for PHI collected by a covered entity or business associate governed by the privacy, security, and breach notification rule established pursuant to HIPAA.
The CPPA has released for public comment draft regulations on risk assessments, cybersecurity assessments, and automated decision-making technologies, which close on February 19, 2025. These regulations are the final components of the CPRA's amendments to the CCPA, which granted the CPPA the authority to pass additional regulations. These regulations in their draft form contain substantial new compliance obligations with respect to PII we process.
The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. For example, the Virginia Consumer Data Protection Act, which became effective January 1, 2023, gives Virginia residents expanded rights to access and creates additional obligations on companies covered by the legislation, and the Nevada Privacy Law, which became effective on October 1, 2019, requires businesses to give website users the option to opt-out of the sale of their data, but is otherwise significantly more narrow than the other laws mentioned. As of February 1, 2025, general State privacy laws are in effect in California, Colorado, Connecticut, Utah, Texas, Oregon, Virginia, Montana, New Jersey, Delaware, Iowa, Nebraska, and New Hampshire. Additional general state privacy laws have been passed and will go into effect in 2025 in Tennessee, Minnesota, and Maryland, and in 2026, in Indiana, Kentucky, and Rhode Island.
While the CPRA/CCPA is an example of consumer privacy law, the NAIC’s Model Insurance Data Security Law (the "Model law") is a different type of law focused on securing insurance licensees’ information systems. Versions of this Model Law have been passed in many states and are expected to be passed in more states in the coming years. Similar to HIPAA, the Model Law requires the implementation of technical, administrative, and procedural information security practices and procedures and includes reporting requirements for data breaches. These Model Laws exist in a majority of states and are typically enforced by state insurance regulators.
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
Under business support services agreements between certain of our subsidiaries and affiliated physician-owned professional groups, these groups retain sole responsibility for all medical decisions, as well as for hiring and managing physicians and other licensed healthcare providers, developing operating policies and procedures, implementing professional standards and controls, and maintaining malpractice insurance. Regulatory authorities and other parties may assert that, despite the business support services agreements and other arrangements through which we operate, we are engaged in the prohibited corporate practice of medicine or that our arrangements constitute unlawful fee-splitting. Penalties for violations of the corporate practice of medicine or fee-splitting laws vary by state and may result in physicians being subject to disciplinary action, as well as to forfeiture of revenue from payors for services rendered. For business entities such as us, violations may also bring both civil and, in more extreme cases, criminal liability for engaging in medical practice without a license, our agreements could be found legally invalid and unenforceable (in whole or in part) or we could be required to restructure our contractual arrangements.
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
In jurisdictions where the corporate practice of medicine is prohibited, we have historically operated by maintaining long-term business support contracts with multiple associated professional medical entities that are wholly owned by physicians and, in turn, employ or contract with physicians to provide those professional medical services required by our members. Under these business support services agreements, our primary operating subsidiary performs only non-medical business support services, does not represent that it offers medical services and does not exercise influence or control over the practice of medicine by the physicians or the associated physician groups. In addition to the above business support services arrangements, we have certain contractual rights relating to the orderly transfer of equity interests in our associated physician practices through succession agreements and other arrangements with their physician equity holders. Such equity interests cannot, however, be transferred to or held by us or by any non-professional medical entity. Accordingly, neither we nor our direct subsidiaries directly own any equity interests in any of our physician practices. In the event that any of the physician owners of our associated physician practices fail to comply with the business support services arrangement, if any business support services arrangement is terminated and/or we are unable to enforce our contractual rights over the orderly transfer of equity interests in any of our associated physician practices, such events could have a material adverse effect on our business, results of operations, financial condition and cash flows.
It is possible that a state regulatory agency or a court could determine that our agreements with physician equity holders of our associated physician practices and the way we carry out these arrangements as described above, either independently or coupled with the business support services agreements with such associated physician practices, are in violation of prohibitions on the corporate practice of medicine. As a result, these arrangements could be deemed invalid. Such a determination could force a restructuring of our business support services arrangements with the affected practices, which might include revisions of the business support services agreements, including a modification of the services fee and/or establishing an alternative structure that would permit us to contract with a physician network without violating prohibitions on the corporate practice of medicine. Such a restructuring may not be feasible, or it may not be possible to accomplish it within a reasonable time frame without a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, a number of states have recently introduced or are planning to introduce legislation that would significantly increase the level of scrutiny that similarly structured organizations would face and could introduce additional penalties on business support services organizations similar to ours.

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

If any of our plans or operations are found to violate these or other applicable government laws or regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price, including:
•suspension or termination of one or more of our plans;
•refunds of amounts received in violation of law or applicable payment program requirements dating back to the applicable statute of limitation periods;
•loss of our required government certifications;
•loss of our licenses required to operate our clinics and in-house care delivery programs;
•criminal or civil liability, fines, damages or monetary penalties for violations of healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, Stark Law and FCA, or other failures to meet regulatory requirements;
•enforcement actions by governmental agencies and/or state law claims for monetary damages by members who believe their PHI has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including HIPAA and the Privacy Act of 1974;
•mandated changes to our practices or procedures that significantly increase operating expenses;
•imposition of and compliance with corporate integrity agreements that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our billing and business practices which could lead to potential fines, among other things;
•termination of various relationships and/or contracts related to our business, including joint venture arrangements, medical director agreements, real estate leases and consulting agreements with physicians; and
•harm to our reputation which could negatively impact our business relationships, affect our ability to attract and retain members and physicians, affect our ability to obtain financing and decrease access to new business opportunities, our ability to develop relationships with providers, among other things.
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
The policies and decisions of the federal and state governments regarding the Medicare Advantage program in which we participate have a substantial impact on our profitability. These governmental policies and decisions, which we cannot predict with certainty, directly shape the revenues given to us under the Medicare Advantage program, the eligibility and enrollment of our members, the services we provide to our members, and our administrative, healthcare services, and other costs associated with the Medicare Advantage program. Legislative or regulatory actions, such as changes to the Medicare Advantage program, those resulting in a reduction in payments to us, an increase in our cost of administrative and healthcare services, or additional fees, taxes or assessments, may have a material adverse effect on our results of operations, financial position, and cash flows. For example, CMS recently finalized new regulations requiring Utilization Management (UM) committees to include a health equity expert and conduct an annual analysis of prior authorization impacts on enrollees with social risk factors, with the findings publicly posted on their website. These changes expand upon recently imposed requirements for UM committees and the annual review of UM policies, further increasing the regulatory burden on MA plans. Additionally, CMS implemented stricter regulations on Third-Party Marketing Organizations (TPMOs), prohibiting the sharing or resale of personal beneficiary data without prior written consent, which may limit outreach efforts and reduce lead generation and enrollment opportunities for MA plans. CMS’s focus on marketing activities coincides with an apparent increased DOJ interest, as well. In recent years, the DOJ has launched investigations into whether marketing and recruiting practices of Medicare Advantage Organizations and their downstream providers violate the FCA.
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
Medicare Advantage organizations may offer dual-eligible special needs plans (“D-SNPs”), which are plans that may only enroll beneficiaries who are eligible for both Medicare and Medicaid. D-SNPs must meet additional statutory and regulatory requirements that are intended to address certain challenges faced by the dually eligible population. According to CMS, some Medicare Advantage organizations offer plans that are not D-SNPs but that are designed to attract primarily dual-eligible beneficiaries (“D-SNP look-alike plans”). In 2020, CMS issued a final rule to restrict the offering of D-SNP look-alike plans. Specifically, CMS will not enter into a contract for a new Medicare Advantage plan that is not a special needs plan and is projected to enroll more than 80% dual-eligible members. Moreover, CMS will not renew a contract for such plans unless the plan has been active for less than a year and enrolls 200 or fewer members. There may be additional CMS restrictions on D-SNP plans and their enrollment, as CMS recently finalized a policy that would, among other things, lower the threshold to seventy percent (70%) in 2025 and sixty percent (60%) in 2026. Additionally, the California Department of Healthcare Services has adopted regulatory changes limiting the availability of D-SNP contracts. Since contract year 2024, DHCS will only contract with new D-SNPs that are affiliated with a Medi-Cal managed care plan. Furthermore, beginning in contract year 2025, existing D-SNPs without such affiliations will be prohibited from enrolling new members. These regulatory developments are likely to restrict the types of plans we can offer and the membership mix we can maintain in our plans. To the extent we have to offer enhanced benefits to attract or retain dual-eligible members in certain plans, the profitability of such plans may be impacted. These regulatory developments may accordingly have an adverse impact on our membership, financial condition, results of operations and cash flows.
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
There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance. Executive or Congressional actions could materially increase our tax obligations and significantly impact our effective tax rate in the period such guidance is issued or such actions take effect, and in future periods. In addition, it may be the case that the Internal Revenue Service (the "Service") has yet to issue guidance on a number of important issues regarding the changes made by recent or future legislation. In the absence of such guidance, we may take positions with respect to a number of unsettled issues. There is no assurance that the Service or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our business, cash flows or financial performance.
Risks Related to Our Indebtedness and our Capital Requirements
Our existing indebtedness could adversely affect our business and growth prospects.
On November 22, 2024 we completed the sale of $330.0 million of our 4.25% Convertible Senior Notes (the "Convertible Notes"). The Convertible Notes were issued pursuant to an indenture, dated as of November 22, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee. The Convertible Notes are senior, unsecured obligations of the Company, and interest will be payable semi-annually in arrears at a rate of 4.25% per annum beginning on May 15, 2025. The Convertible Notes will mature on November 15, 2029, unless earlier repurchased, redeemed or converted in accordance with their terms.

The Convertible Notes have an initial conversion rate of 62.4 shares of common stock per $1,000 principal amount of the Convertible Notes (subject to adjustment for certain events). This represents an initial conversion price of approximately $16.04 per share. The initial conversion price of the Convertible Notes represents a premium of approximately 25% to the closing price of the our common stock on November 14, 2024.
Our indebtedness under the Convertible Notes, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.
Our indebtedness under the Convertible Notes and any other indebtedness we may incur, and the cash flow needed to satisfy our debt, have other important consequences, including:
•limiting funds otherwise available for financing our capital expenditures by requiring us to dedicate a portion of our cash flows from operations to the repayment of debt and the interest on this debt;
•placing us at a competitive disadvantage to our competitors that are not as highly leveraged; and
•making us more vulnerable in the event of a downturn in our business.
Moreover, our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt, or recapitalize our debt. If we incur additional indebtedness, the risks related to our business would increase and our ability to service or repay our indebtedness may be adversely impacted. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial conditions and results of operations.
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
We may not have the ability to raise the funds necessary to settle conversions of our convertible notes, repurchase our convertible notes upon a fundamental change, or repay our convertible notes in cash at their maturity, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of our convertible notes.

We will need to make cash payments (a) if holders of the Convertible Notes require us to repurchase all, or a portion of, their Convertible Notes before the maturity date upon the occurrence of a fundamental change (e.g., a change of control of Alignment Healthcare, Inc.) or (b) to repay the Convertible Notes in cash at their maturity unless earlier converted, repurchased or redeemed. If our cash provided by operating activities, together with our existing cash, cash equivalents, and investments, and existing sources of financing, are inadequate to satisfy these obligations, we will need to obtain third-party financing, which may not be available to us on commercially reasonable terms or at all, to meet these payment obligations. Under the terms of the Convertible Notes, we also have the option to settle the amount of our conversion obligation in cash, shares of our common stock or a combination of cash and shares, at our election. If we are unable to settle such obligations in cash, we would be required to settle such obligations by delivering shares of our common stock, which may have a significant dilutive impact on our stockholders.

If a takeover transaction constitutes a make-whole fundamental change under the Indenture, we may be required to increase the conversion rate for holders who convert their notes in connection with such takeover. In either case, and in other cases, our obligations under the Convertible Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of the Convertible Notes or holders of our common stock may view as favorable.

In addition, our ability to repurchase or to pay cash upon conversion of the Convertible Notes may be limited by law, regulatory authority, or agreements governing our future indebtedness. Our failure to repurchase the Convertible Notes at a time when the repurchase is required by the Indenture or to pay cash upon conversion of the Convertible Notes as required by the Indenture would constitute a default under the indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness, if any. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or to pay cash upon conversion of the Convertible Notes.
Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our results of operations.
We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms or at all. Our need for additional capital will depend on our business needs, requirements and opportunities, including to develop and enhance new and existing products and services, enter new markets, further develop our infrastructure, and comply with any statutory, regulatory or contractual capital and liquidity requirements. In addition, we intend to assess strategic acquisitions as the opportunities arise, some of which may be material to our operations. Our ability to obtain additional capital will depend on our development efforts, business plans, investor demand, operating performance, the condition of the capital markets, and other factors. If we raise additional equity financing or additional convertible note financing, our security holders may experience significant dilution of their ownership interests. The equity securities we issue may also have rights, preferences, or privileges senior to the rights of existing stockholders. If we engage in additional debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions.
If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:
•develop and enhance our member services;
•maintain or expand our marketing efforts;
•maintain our presence in certain existing markets or enter new markets as currently planned, or at all;
•continue to expand our organization;
•hire, train and retain employees;
•respond to competitive pressures or unanticipated working capital requirements; or
•pursue acquisition opportunities.
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
Our quarterly operating results are likely to fluctuate in the future. In addition, securities markets worldwide, and public companies in the healthcare and technology industry in particular, have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our shares may fluctuate in response to various factors, including:
•market conditions in our industry or the broader stock market;
•actual or anticipated fluctuations in our quarterly or annual financial and operating results;
•our announcement of actual results for a fiscal period that are higher or lower than revenue or earnings guidance or our announcement of revenue or earnings guidance that is higher or lower than expected;
•introduction of new solutions or services by us or our competitors;
•issuance of new or changed securities analysts’ reports or recommendations;
•sales, or anticipated sales, of large blocks of our stock;

•additions or departures of board members, management or other key personnel;
•regulatory or political developments, including those related to Medicare;
•litigation and governmental investigations;
•changing economic conditions;
•investors’ perception of us;
•events beyond our control, such as earthquakes, epidemics, weather and war; and
•any default on our indebtedness.
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
Our Lead Sponsor holds a substantial percentage of our outstanding common stock and has the ability to significantly influence our management, business plans and policies and the election of our directors, and their interests may conflict with ours or the holders of our common stock in the future.
As of December 31, 2024, funds managed by General Atlantic, L.P. (“Lead Sponsor”) beneficially owned approximately 31.9% of our outstanding common stock, which means that, based on its percentage voting power, the Lead Sponsor has the ability to significantly influence the vote of all matters submitted to a vote of our shareholders, including the election of the members of our board of directors (the “Board”) and all other corporate decisions. Accordingly, the Lead Sponsor has significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as the Lead Sponsor continues to own a significant percentage of our stock, the Lead Sponsor is able to exert substantial influence over any proposed change of control of us or a change in the composition of our Board and could effectively preclude any unsolicited acquisition of us. The concentration of ownership could deprive holders of an opportunity to receive a premium for their shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.
In addition, we have entered into an Amended and Restated Stockholders Agreement with the Lead Sponsor that provides the Lead Sponsor the right to designate: (i) four of the nominees for election to our Board for so long as General Atlantic beneficially owns at least 35% of our common stock then outstanding; (ii) three of the nominees for election to our Board for so long as the Lead Sponsor beneficially owns less than 35% but at least 25% of our common stock then outstanding; (iii) two of the nominees for election to our Board for so long as the Lead Sponsor beneficially owns less than 25% but at least 15% of our common stock then outstanding; and (iv)

one of the nominees for election to our Board for so long as the Lead Sponsor beneficially owns less than 15% but at least 5% of our common stock then outstanding. The Lead Sponsor may also assign such rights to its affiliates.
The Lead Sponsor and its affiliates engage in a broad spectrum of activities, including investments in the healthcare industry generally. In the ordinary course of their business activities, the Lead Sponsor and its affiliates may engage in activities where their interests conflict with our interests or those of our other stockholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Our certificate of incorporation provides that none of the Lead Sponsor, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or its affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The Lead Sponsor also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. In addition, each of the Lead Sponsor may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to holders of our common stock.
Future sales and issuances by us of our common stock could result in additional dilution to you and could cause the price of our common stock to drop significantly. Additionally, a significant portion of our total outstanding shares may be sold into the market in the future. This could also cause the market price of our common stock to drop significantly, even if our business is doing well.
As of December 31, 2024, we had 191,778,639 outstanding shares of common stock. We also had $330 million in aggregate principal amount of convertible notes outstanding that could be converted into additional shares of common stock. From time to time in the future, we may issue additional shares of our common stock or securities convertible into our common stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of our common stock or securities convertible into our common stock would dilute the ownership of our existing stockholders and may cause the price of our common stock to drop significantly.
Moreover, sales of a substantial number of shares of our common stock in the public market by the existing holders thereof could occur at any time. The Lead Sponsor is entitled, under a registration rights agreement, to require us to register shares owned by it for public sale in the United States. Additionally, we have registered shares of common stock that we may issue under our equity compensation plans. Subject to the satisfaction of vesting conditions, such shares can be freely sold in the public market upon issuance. Sales by these holders, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.
Conversion of our convertible notes may dilute the percentage of ownership of our stockholders and could negatively impact the trading prices of our common stock.

Upon conversion of the Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares, at our election. If we elect to settle conversions of the Convertible Notes by delivering shares of our common stock (or a combination of cash and shares), or if we are otherwise required to do so because we do not have the funds available to settle such conversions in cash, the conversion of some or all of the Convertible Notes may have a significant dilutive impact on our stockholders and could negatively impact the trading prices of our common stock. In addition, if we elect to settle our conversion obligation in shares of our common stock (or a combination of cash and shares), any sales in the public market of our shares issuable upon such conversion could adversely affect prevailing market prices of our common stock.
Our outstanding convertible notes may impact the trading price of our common stock.

We believe that many investors in, and potential purchasers of, convertible debt instruments employ, or seek to employ, a convertible arbitrage strategy with respect to these instruments. Investors that employ a convertible arbitrage strategy with respect to convertible debt instruments typically implement that strategy by selling short the common stock underlying the convertible instrument and dynamically adjusting their short position while they hold the instrument. The implementation of this strategy by investors in the Convertible Notes, as well as related market regulatory actions, could have a significant impact on the trading prices of our common stock, and the trading prices and liquidity of the Convertible Notes. The price of our common stock and the Convertible Notes could also be affected by possible sales of our common stock by investors who view the Convertible Notes as more attractive means of equity participation in us.
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
Our certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third-party to acquire us, even if doing so might be beneficial to our shareholders. Among other things, these provisions:
•provide that any amendment, alteration, rescission or repeal of our certificate of incorporation or our bylaws by our stockholders will require the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class;
•allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without shareholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of stockholders;
•provide for a classified board of directors with staggered three-year terms;
•prohibit stockholder action by written consent; and
•establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings, provided, however, that at any time the Lead Sponsor beneficially own, in the aggregate, at least 40% of our common stock then outstanding, such advance notice provision will not apply to the Lead Sponsor.
Our certificate of incorporation contains a provision that provides us with protections similar to Section 203 of the DGCL, and prevents us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person (excluding the Lead Sponsor and any of its direct or indirect transferees and any group as to which such persons are a party) acquired such common stock, unless Board or stockholder approval is obtained prior to the acquisition. These provisions could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take other corporate actions they desire, including actions that they may deem advantageous, or negatively affect the trading price of our common stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.
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
There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. We may be, or be perceived to be, not acting responsibly in connection with these matters, which could negatively impact us. Moreover, the SEC has proposed, and may continue to propose, certain mandated ESG reporting requirements, which, if approved, would significantly increase our compliance and reporting costs and may also result in disclosures that certain investors or other stakeholders deem to negatively impact our reputation and/or that harm our stock price. A lack of reporting on ESG matters could result in certain investors declining to invest in our common stock.
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
Our strict protection and security measures have resulted in zero security incident-related disruptions or downtime to our business continuity. However, there is no guarantee that a future security incident would not materially affect our business strategy, results of operations or financial condition. See “Risk Factors” beginning on page 13 of this Form 10-K.

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
Alignment’s cybersecurity organization is led by David MacLeod, our Chief Information Security Officer, who is responsible for the prevention, detection, mitigation, and remediation of cybersecurity incidents and reports to Robert Scavo, our Chief Information Officer, as well as to the Audit Committee. Mr. MacLeod has served as our CISO since December 2022, has over 26 years of diverse leadership experience in the healthcare information space (including over 20 years as a certified information systems security professional and chief information security officer) and holds advanced degrees in information technology management and computer science.
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
Item 2. Properties.
Our corporate office is located in Orange, California at 1100 W. Town and Country Rd, Suite 1600, where we lease approximately 47,321 square feet of office space under a lease that terminates in March 2030. We also have offices located in Raleigh, North Carolina; Las Vegas and Reno, Nevada; El Paso, Texas; Sahuarita, and Tucson, Arizona; and Tampa, Florida. We also have small clinics located in Milpitas, Modesto and Downey, California; and Raleigh, North Carolina. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
Item 3. Legal Proceedings.
We are from time to time subject to, and are presently involved in, litigation and other legal proceedings. We believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material effect on our business, financial condition or operating results. The results of any future claims or proceedings cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and litigation costs, diversion of management resources, and other factors. For a discussion of our material legal actions, including those not in the ordinary course of business, see "Legal Proceedings" in Note 14 to the audited Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock has been traded under the symbol “ALHC” on the Nasdaq Global Select Market since our initial public offering on March 26, 2021. Prior to that time, there was no public market for our common stock. As of February 20, 2025, there were approximately 54 holders of record of our common stock.
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
The graph set forth below compares the cumulative total stockholder return on our common stock between March 26, 2021 (the date our common stock commenced trading on the Nasdaq Global Select Market) and December 31, 2024, with the cumulative total return of (a) the Nasdaq Healthcare Index and (b) the S&P 500, over the same period. This graph assumes the investment of $100 on March 26, 2021 in our common stock, the Nasdaq Healthcare Index, and the Nasdaq S&P 500 and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on March 26, 2021 of $17.31 per share as the initial value of our common stock and not the initial offering price to the public of $18.00 per share.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Alignment Healthcare, Inc., the NASDAQ Healthcare Index and the S&P 500

160
140
120
100
80
60
40
20
0
03/26/2021
06/30/2021
12/31/2021
06/30/2022
12/31/2022
06/30/2023
12/31/2023
6/30/2024
12/31/2024
ALHC
S&P 500
Nasdaq Healthcare Index

	3/26/2021	6/30/2021	12/31/2021	6/30/2022	12/31/2022	6/30/2023	12/31/2023	6/30/2024	12/31/2024
Alignment Healthcare, Inc. (ALHC)	$100.00	$135.01	$81.22	$81.15	$83.64	$48.89	$73.21	$90.82	$130.66
Nasdaq Healthcare Index	100.00	109.16	98.09	72.42	80.10	103.86	107.24	102.98	99.77
S&P 500	100.00	108.52	121.18	80.04	81.87	116.88	126.26	115.29	125.00
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
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K. See Part I. Item 1A. Risk Factors and Cautionary Note Regarding Forward-Looking Statements. For discussion of 2022 items and year-over-year comparisons between 2023 and 2022 that are not included in this Form 10-K, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" found in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 27, 2024.
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
Our model is based on a flywheel concept, referred to as our “virtuous cycle,” which reflects our unique ability to manage healthcare expenditures while maintaining quality and member satisfaction — a distinct and sustainable competitive advantage.
To execute upon this concept, we start by ingesting medical and demographic data through our proprietary AVA technology platform. AVA’s predictive algorithms provide unique insights into each member and identify those most at risk of an acute event. Our information-enabled care model is then combined with clinical engagement by our employed clinical teams known as Care Anywhere to improve healthcare outcomes for our members. For example, our high-touch clinical model proactively manages chronic conditions and assists with post-discharge care navigation to reduce unnecessary hospital admissions and readmissions, which in turn improves health outcomes and quality while lowering overall costs. We then reinvest medical cost savings into richer coverage and benefits, which propels growth in revenue and membership while maintaining margin discipline. The strength of our model is further reinforced by delivering a premium member experience. Our concierge and a clinical service hotline is available 24/7 at no additional cost to our members and our state-of-the-art in-house call centers provide us with more consistency and control over member-facing functions.

Our virtuous cycle, based on the principle of doing well by doing good, is highly repeatable and a core tenet of our ability to continue to expand in existing and new markets in the future. The five-year compounded growth rate through December 31, 2024 of revenue and the number of members enrolled in our HMO and PPO contracts ("Health Plan Membership") is 29% and 31% respectively.
Medicare Advantage Background
Today, seniors are confronted with a healthcare landscape that is fragmented across disparate point solutions, tools and vendors, without an accessible, coordinated approach to comprehensive care delivery. Under the traditional Medicare fee-for-service ("FFS") model, seniors receive access to hospital insurance benefits (“Part A”) and outpatient services (“Part B”) directly from CMS. Original Medicare (Part A and B) does not include prescription drug coverage (“Part D”), and most seniors enrolled in original Medicare opt to obtain Part D and other protection for gaps in their coverage by purchasing costly Medicare supplement insurance plans. In contrast, Medicare Advantage plans are direct-to-consumer and provide a single point of care delivery for Part A, Part B and often Part D coverage. Medicare Advantage penetration of the Medicare market is rapidly increasing given the enhanced benefits and coverage that Medicare Advantage plans offer relative to traditional Medicare FFS. In 2024, approximately 54% of the Medicare eligible population, or approximately 33 million seniors, were enrolled in a Medicare Advantage plan. Industry projections have forecasted a continued increase in the Medicare Advantage penetration rate from approximately 54% to approximately 64% by 2033.
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
Factors Affecting Our Performance
Our proprietary technology platform, AVA, is a key element of our business with capabilities that we expect to impact our future performance. AVA enables us to personalize and manage our member relationships, care quality and experience, and to coordinate and manage risk with our provider partners. AVA’s unified platform, analytical tools and data across the healthcare ecosystem enable us to produce consistent outcomes, unit economics and support new member growth. Additionally, our historical financial performance has been, and we expect our financial performance in the future will be, driven by our ability to:
•Capitalize on Our Existing Market Growth Opportunity: Our ability to attract and retain members to grow in our existing markets depends on our ability to offer a superior value proposition. We routinely take market share from large established players in highly competitive markets, a key source of our health plan membership growth in excess of the industry average. We believe that there are still significant opportunities for future growth even in our most mature markets where we have a 10-30% market share. According to CMS data, our approximately 209,900 Health Plan Members represent only 5% market share of Medicare Advantage enrollees in our markets.

•Drive Growth and Consistent Outcomes Through New Market Expansion: As part of our long-term growth strategy, we may enter new markets with the goal of building brand awareness across our key stakeholders to achieve meaningful market share over time. We intend to focus on markets with significant senior populations where we expect to be able to replicate our model most effectively. Our existing markets also feature a diverse array of membership profiles across ethnicities, income levels and acuity. Since 2020, we have expanded into 29 markets and four states.
•Provide Superior Service, Care and Consumer Satisfaction: We are highly focused on providing superior service and care to our members and on maintaining high levels of consumer satisfaction, which are key to our financial performance and growth. The CMS Five Star Quality Rating System provides economic incentives to Medicare Advantage plans that achieve higher Star ratings by (i) meeting certain care criteria (such as completing particular preventative screening procedures or ensuring proper follow-up care is provided for specific conditions or episodes) and (ii) receiving high member satisfaction ratings. These incentives impact financial performance in the year following the CMS Rating Year (for example, CMS’s announcement of the 2025 Ratings occurred in the second half of 2024 and will impact our financial performance in 2026). In aggregate, more than 98% of our health plan members are enrolled in plans rated 4 stars and above, meaning the vast majority of members consistently receive a high-quality care experience, as defined under CMS star measurement criteria. Additionally, the California HMO plan has achieved a 4 star or greater rating for seven consecutive years.
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
•Navigate Seasonality to our Business: Our operational and financial results will experience some variability depending upon the time of year in which they are measured. We experience the largest portion of member growth during the first quarter, when plan enrollment selections made during the annual enrollment period ("AEP") from October 15th through December 7th of the prior year take effect. As a result, we expect to see a significant percentage of our member growth occur on January 1 of a given calendar year. As the year progresses, our per-member revenue often declines as new members join us, typically with less complete or accurate documentation (and therefore lower risk-adjustment scores), and senior mortality disproportionately impacts our higher-acuity (and therefore greater revenue) members. Medical costs will vary seasonally depending on a number of factors, but most significantly the weather. Certain illnesses, such as the influenza virus, are far more prevalent during colder months of the year, which will result in an increase in medical expenses during these time periods. We therefore expect to see higher levels of per-member medical costs in the first and fourth quarters. The design of our prescription drug coverage (Medicare Part D) results in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period, which begins annually on January 1 for renewals. We anticipate that, starting in 2025, the benefit redesign under the Inflation Reduction Act will result in much more moderate seasonality than we have experienced in past years. Members will still pass through the benefit phases, but our share of the total liability will be more consistent through each phase than it has been in the past. In addition, we expect our corporate, general and administrative expenses to increase in absolute dollars for the foreseeable future to support our growth. Due to the timing of many of these investments, including our primary sales and marketing season, we typically incur a greater level of investment in the second half of the year relative to the first half of the year.
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

	Year Ended December 31,
(dollars in '000's, except percentages)	2024	2023	% Change
Health plan membership (at period end)	189,100	119,200	58.6%
Medical benefits ratio	88.8%	88.5%	0.3%
Revenues	$2,703,561	$1,823,630	48.3%
Loss from Operations	$(101,555)	$(127,817)	20.5%
Net loss	$(128,071)	$(148,173)	13.6%
Adjusted EBITDA (1)	$1,339	$(35,319)	103.8%
Adjusted gross profit (1)	$302,607	$208,825	44.9%
(1)See "Adjusted EBITDA" and "Adjusted Gross Profit" below for reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.

Health Plan Membership
We define Health Plan Membership as the number of members enrolled in our HMO and PPO contracts as of the end of a reporting period. We believe this is an important metric to assess growth of our underlying business, which is indicative of our ability to consistently offer a superior value proposition to seniors. This metric excludes third-party payor members with respect to which we are at-risk for managing their healthcare expenditures, which represented 400 members as of December 31, 2024 and December 31, 2023. It also excludes approximately 8,300 and 7,300 ACO REACH members as of December 31, 2024 and December 31, 2023, respectively.
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
Adjusted gross profit is reconciled as follows:

	Year Ended December 31,
	2024	2023
(dollars in thousands)
Loss from operations	$(101,555)	$(127,817)
Add back:
Equity-based compensation (medical expenses)	4,930	7,541
Depreciation (medical expenses)	190	254
Restructuring costs (medical expenses) (1)	796	—
Depreciation and amortization (2)	26,872	21,414
Selling, general, and administrative expenses	371,374	307,433
Total add back	404,162	336,642
Adjusted gross profit	$302,607	$208,825
(1)Represents severance and related costs incurred as part of a corporate restructuring, that took place during 2024, designed to streamline our organizational structure and drive operational efficiencies
(2)Includes $0.6 million in impairment expense related to intangible assets that were written off during the year
We calculate our MBR by dividing total medical expenses, excluding depreciation, equity-based compensation and clinical restructuring costs, by total revenues in a given period. We believe our MBR is an indicator of our gross profit for our Medicare Advantage plans and demonstrates the ability of our clinical model to produce superior outcomes by identifying and providing targeted care to our high-risk members resulting in improved member health and reduced total population medical expenses. We expect that this metric may fluctuate over time due to a variety of factors, including our pace of new member growth given that new members typically join Alignment with higher MBRs, while our model has demonstrated an ability to improve MBR for a given cohort over time.
When we determine, on an annual basis, whether we have satisfied the CMS minimum Medical Loss Ratio of 85%, adjustments are made to the MBR calculation to include certain additional expenses related to improving the quality of care provided, and to exclude certain taxes and fees, in each case as permitted or required by CMS and applicable regulatory requirements.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss before interest expense, income taxes, depreciation and amortization expense, acquisition expenses, certain litigation costs, gains or losses on right of use ("ROU") assets, gains or losses on sale of property and equipment, restructuring costs, equity-based compensation expense and loss on extinguishment of debt. Adjusted EBITDA is a key measure used by our management and our Board to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operating plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA provides useful measures for period-to-period comparisons of our business, as we do not consider the excluded items to be part of our ongoing results of operations. Given our intent to continue to invest in our platform and the scalability of our business in the short to medium-term, we believe Adjusted EBITDA over the long term will be an important indicator of value creation.
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
Adjusted EBITDA is reconciled as follows:

	Year Ended December 31,
	2024	2023
(dollars in thousands)
Net loss	$(128,071)	$(148,173)
Less: Net loss attributable to noncontrolling interest	36	156
Adjustments:
Interest expense	23,547	21,231
Depreciation and amortization (1)	27,062	21,668
Income tax expense (benefit)	21	(22)
Equity-based compensation (2)	71,132	66,835
Acquisition expenses (3)	26	977
Litigation costs (4)	2,069	2,298
(Gain) loss on ROU assets (5)	143	(289)
Gain on sale of property and equipment	(9)	—
Restructuring costs (6)	2,363	—
Loss on extinguishment of debt	3,020	—
Adjusted EBITDA	$1,339	$(35,319)
(1) Includes $0.6 million in impairment expense related to intangible assets that were written off during the year
(2) Represents equity-based compensation related to grants made in the applicable year, as well as equity-based compensation related to the timing of the IPO, which includes previously issued stock appreciation rights ("SARs") liability awards, modifications related to transaction vesting units, and grants made in conjunction with the IPO
(3) Represents acquisition-related fees, such as legal and advisory fees, that are non-capitalizable
(4) Represents certain litigation costs considered outside of the ordinary course of business based on the following considerations which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years, (ii) complexity of the case, (iii) nature of the remedies sought, (iv) litigation posture of the Company, (v) counterparty involved, and (vi) the Company's overall litigation strategy
(5) Represents gains or losses related to ROU assets that were terminated or subleased in the respective period
(6) Represents severance and related costs incurred as part of a corporate restructuring, that took place during 2024, designed to streamline our organizational structure and drive operational efficiencies
Results of Operations
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

Our recognized premium revenue for the Alignment Health Plans is subject to a minimum annual medical loss ratio (“MLR”) of 85%. The MLR represents medical costs as a percentage of premium revenue. The Code of Federal Regulations defines what specifically constitutes medical expenses and premium revenue for the MLR test, and if the minimum MLR is not met, we are required to remit a portion of the premiums back to the federal government. The amount remitted, if any, is recognized as an adjustment to premium revenues in the consolidated statement of operations. The amounts payable under this provision were immaterial at December 31, 2024 and December 31, 2023.
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
Our capitation revenue consists primarily of capitated fees for medical care services provided by us under arrangements with our third-party payors and from CMS related to our ACO REACH entity. In 2024, we entered into a management services and risk management agreement with a third-party healthcare company. The third-party is responsible for arranging and controlling the health care services provided to the ACO members, and for providing certain management and support services with respect to ACO operations. The third-party also assumes specified upside and downside financial risk relative to the ACO’s performance. As a result of this arrangement, revenue is recorded on a net basis within other revenue on the consolidated statement of operations for the year ended December 31, 2024.
Expenses
Medical Expenses. Medical expenses include claim payments, capitation payments, pharmacy costs net of rebates, allocations of certain centralized expenses, supplemental benefits, internal care delivery expenses and various other costs incurred to provide health insurance coverage to members, as well as estimates of future payments to hospitals and others for medical care previously provided to our members. Medical expenses also include clinical depreciation and restructuring costs, as discussed above.
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
Pharmacy costs represent payments for members’ prescription drug benefits, net of rebates from drug manufacturers. Receivables for such manufacturer rebates are included in accounts receivable in the consolidated balance sheet.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of (i) personnel expenses including salaries, bonuses, equity-based compensation expense and benefits for non-clinical employees; (ii) all corporate technology, occupancy costs and allocated overhead costs; (iii) professional and outside services, including external vendors and professional services; (iv) costs associated with administering our contracts with CMS, including claims adjudication, member and concierge services, provider engagement, and other health plan functions; and (v) central and community-based advertising costs to generate greater awareness, engagement and retention among our current and prospective members, as well as the infrastructure required to support all of our marketing efforts and ongoing commission payments. These expenses also include restructuring costs, as discussed above, and certain growth expenditures, including business development and various new market expansion activities. Our investments in our sales, marketing and other growth activities are an important component of our selling, general and administrative expenses in a typical year given our desire to continue to grow on an accelerated trajectory. We anticipate continuing to invest heavily in our growth efforts in the near future, which we believe will be an important driver of long-term value creation.
Depreciation and Amortization. Depreciation and amortization expenses are primarily attributable to our capital investment and consist of fixed asset depreciation, amortization of intangibles considered to have definite lives and amortization of capitalized internal-use software costs.
Other Expense
Interest Expense. Interest expense consists primarily of interest payments on our outstanding borrowings under our Term Loan (as defined below), as well as interest related to the convertible notes that were issued in November 2024. See “—Liquidity and Capital Resources.”
Other (Income) Expenses. Other (income) expenses consist primarily of gains or losses on the disposition of assets, as well as gains and losses related to subleased ROU assets.

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended December 31,
	2024	2023
(dollars in thousands)
Revenues:
Earned premiums	$2,671,931	$1,800,933
Other	31,630	22,697
Total revenues	2,703,561	1,823,630
Expenses:
Medical expenses	2,406,870	1,622,600
Selling, general, and administrative expenses	371,374	307,433
Depreciation and amortization	26,872	21,414
Total expenses	2,805,116	1,951,447
Loss from operations	(101,555)	(127,817)
Other expenses:
Interest expense	23,547	21,231
Other (income) expenses, net	(72)	(853)
Loss on extinguishment of debt	3,020	—
Total other expenses	26,495	20,378
Loss before income taxes	(128,050)	(148,195)
Provision for income tax expense (benefit)	21	(22)
Net loss	$(128,071)	$(148,173)
Less: Net loss attributable to noncontrolling interest	36	156
Net loss attributable to Alignment Healthcare, Inc.	$(128,035)	$(148,017)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2024	2023
(% of revenue)
Revenues:
Earned premiums	99%	99%
Other	1	1
Total revenues	100	100
Expenses:
Medical expenses	89	89
Selling, general and administrative expenses	14	17
Depreciation and amortization	1	1
Total expenses	104	107
Loss from operations	(4)	(7)
Other expenses:
Interest expense	1	1
Other (income) expenses, net	—	—
Loss on extinguishment of debt	—	—
Total other expenses	1	1
Loss before income taxes	(5)	(8)
Provision for income taxes	—	—
Net loss	(5)	(8)
Less: Net loss attributable to noncontrolling interest	—	—
Net loss attributable to Alignment Healthcare, Inc.	(5)%	(8)%
Revenues

	Year Ended December 31,		Change
	2024	2023	$	%
(dollars in thousands)
Revenues:
Earned premiums	$2,671,931	$1,800,933	$870,998	48.4%
Other	31,630	22,697	8,933	39.4%
Total revenues	$2,703,561	$1,823,630	$879,931	48.3%
Earned Premiums. Earned premium revenues were $2,671.9 million and $1,800.9 million for the years ended December 31, 2024 and 2023, respectively, an increase of $871.0 million or 48.4%. The increase was primarily driven by growth in our Health Plan membership, which increased 58.6% between December 31, 2024 and December 31, 2023. The increase was offset by a decrease in ACO REACH revenue due to the change from gross to net revenue treatment. ACO REACH revenue decreased $125.2 million, or 101.0%, for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Other Revenues. Other revenues increased $8.9 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase is mainly attributable to an increase in the interest rate of our interest earning cash balances. Additionally, the change from gross to net revenue treatment for ACO REACH increased other revenues by $2.3 million.

Expenses

	Year Ended December 31,		Change
	2024	2023	$	%
(dollars in thousands)
Expenses:
Medical expenses	$2,406,870	$1,622,600	$784,270	48.3%
Selling, general and administrative expenses	371,374	307,433	63,941	20.8%
Depreciation and amortization	26,872	21,414	5,458	25.5%
Total expenses	$2,805,116	$1,951,447	$853,669	43.7%
Medical Expenses. Medical expenses were $2,406.9 million and $1,622.6 million for the years ended December 31, 2024 and 2023, respectively, an increase of $784.3 million, or 48.3%. The increase was driven primarily by the growth in Alignment Health Plan membership, which increased 58.6% between December 31, 2024 and December 31, 2023. Overall, medical expenses for the year ended December 31, 2024 grew at a slightly higher rate than earned premium revenues compared to the year ended December 31, 2023, primarily due to 2024 having a higher percentage of new members relative to returning members, richer member benefits and increases in unit costs. This increase was offset by lower inpatient admissions per thousand and the change from gross to net revenue treatment for ACO REACH.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $371.4 million and $307.4 million for the years ended December 31, 2024 and 2023, respectively, an increase of $63.9 million, or 20.8%. The increase was primarily due to an increase in ongoing investments and expenditures in network development, operations and sales and marketing to drive the growth of Alignment's Health Plan membership. Selling, general, and administrative expenses grew at a slower rate than revenue for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to economies of scale gained from Alignment's 2024 membership growth.
Depreciation and Amortization. Depreciation and amortization expense was $26.9 million and $21.4 million for the years ended December 31, 2024 and 2023, respectively, an increase of $5.5 million, or 25.5%. The increase was primarily due to the amount and timing of our capital expenditures and the associated depreciation relative to 2023. Additionally, for the year ended December 31, 2024, we recorded amortization expense of $0.6 million related to the impairment of intangible assets associated with an inactive Medicare license that was terminated during the period.
Other Expenses
Interest expense. Interest expense was $23.5 million and $21.2 million for the years ended December 31, 2024 and 2023, respectively, an increase of $2.3 million or 10.8%. The increase in interest expense was partially due to an increase in the debt balance as a result of the $50.0 million drawdown of the Oxford Delayed Draw term loan in June 2024. Additionally, we experienced a higher interest rate on our debt balance during the majority of the year, which then decreased as a result of the issuance of the convertible notes and repayment of the Oxford term loan as discussed below. Prior to the repayment of the Oxford term loans, the average interest rate during 2024 was 11.77% compared to an average interest rate of 11.35% during the year ended December 31, 2023. The convertible notes have an interest rate of 4.25%.
Other (income) expenses, net. Other (income) expenses were $(0.1) million and $(0.9) million for the years ended December 31, 2024 and 2023, respectively, a decrease of $0.8 million. The decrease is primarily attributable to the timing of gains and losses related to ROU assets subleased during the respective periods.
Loss on extinguishment of debt. During the year ended December 31, 2024 we recorded a $3.0 million loss on extinguishment of debt due to the write-off of debt issuance costs related to the Oxford term loans repayment which is discussed below.
Liquidity and Capital Resources
General
To date, we have financed our operations principally through our IPO, private placements of our equity securities, revenues, certain term loans and convertible notes (described below). As of December 31, 2024, we had $470.7 million in cash, cash equivalents and short-term investments.
We operate as a holding company in a highly regulated industry. Alignment Healthcare, Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. As of December 31, 2024, our operating parent company (an indirect wholly owned subsidiary of our parent company) had $212.3 million in cash, cash equivalents and short-term investments.

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
Certain states in which we operate as a CMS-licensed Medicare Advantage company may require us to meet certain capital adequacy performance standards and tests. The National Association of Insurance Commissioners has adopted rules which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for healthcare coverage. The requirements take the form of risk-based capital (“RBC”) rules, which may vary from state to state. Certain states in which our health plans or risk bearing entities operate have adopted the RBC rules. Other states in which our health plans or risk bearing entities operate have chosen not to adopt the RBC rules, but instead have designed and implemented their own rules regarding capital adequacy. As of December 31, 2024, our health plans or risk-bearing entities were in compliance with the minimum capital requirements.
Oxford Term Loan
On September 2, 2022 (the “Effective Date”), we, Alignment Healthcare USA, LLC, an indirect subsidiary of the Company (the “Borrower”) and certain of our other subsidiaries (together with the Company and the Borrower, the “Borrower Parties”) entered into a term loan agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC (“Oxford”), as administrative agent, collateral agent and a lender, and the other lenders from time to time party thereto (collectively, the “Lenders”), pursuant to which the Lenders have agreed to lend the Borrower an aggregate principal amount of up to $250.0 million in a series of term loans (the “Term Loans”). Pursuant to the Oxford Loan Agreement, the Borrower received an initial Term Loan of $165.0 million on the Effective Date and had the option to borrow up to an additional $85.0 million of Term Loans (such additional Term Loans, the “Delayed Draw Term Loans”). On June 14, 2024, we borrowed $50,000 in aggregate principal amount of the Delayed Draw Term Loans prior to the expiration date for such amount of the Delayed Draw Term Loans of June 30, 2024. Interest on the Term Loans was a variable rate equal to (i) the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a floor of 1.00%, plus (ii) an applicable margin of 6.50%. The interest rate applied during the year ended December 31, 2024 ranged from 11.35% to 11.84%.
In connection with the issuance of the convertible senior notes, as noted below, we repaid all amounts outstanding under the term loans with Oxford Finance on November 22, 2024.
Convertible Senior Notes
On November 22, 2024 (the "Effective Date"), Alignment Healthcare Inc. (the "Company") completed the sale of $330.0 million of its 4.25% Convertible Senior Notes (the "Notes"). The Notes were issued pursuant to an indenture (the "Indenture"), dated as of November 22, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (the "Trustee"). The Notes are senior, unsecured obligations of the Company, and interest will be payable semi-annually in arrears at a rate of 4.25% per annum beginning on May 15, 2025. The Notes will mature on November 15, 2029, unless earlier repurchased, redeemed or converted in accordance with their terms. The net cash proceeds from the sale of the Notes was approximately $321.1 million, after subtracting fees, discounts and estimated expenses in connection with the transaction.
Prior to the close of business on the business day immediately preceding August 15, 2029, the Notes will be convertible at the option of holders during certain periods, upon satisfaction of certain conditions. On or after August 15, 2029, the Notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Notes may be settled in shares of Company common stock, cash or a combination of cash and shares of Company common stock, at the Company’s election.
The Notes have an initial conversion rate of 62.4 shares of Company common stock per $1,000 principal amount of the Notes. The conversion rate will be subject to adjustment in certain events, including adjustment in the event of certain significant corporate transactions. This represents an initial conversion price of approximately $16.04 per share. The initial conversion price of the Notes represents a premium of approximately 25% to the closing price of the Company's common stock on November 14, 2024. The Company has used the proceeds from the sale of the Notes to repay in full the $215.0 million aggregate principal amount, accrued interest and fees related to the Oxford term loans, as well as certain fees and expenses incurred in connection with the transaction.
The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25% in principal amount of the outstanding notes may declare 100% of the principal of, and accrued and unpaid special interest, if any, on, all the notes to be due and payable.
The Company has recognized the Notes in their entirety as a liability on the consolidated balance sheet and no portion of the proceeds from the issuance of the convertible debt instrument was accounted for separately as an embedded conversion feature within stockholders’ equity.
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Year Ended December 31,
(dollars in thousands)	2024	2023
Net cash provided by (used in) operating activities	$34,770	$(59,187)
Net cash provided by (used in) investing activities	39,191	(147,263)
Net cash provided by financing activities	156,028	105
Net change in cash	229,989	(206,345)
Cash, cash equivalents and restricted cash at beginning of period	204,954	411,299
Cash, cash equivalents and restricted cash at end of period	$434,943	$204,954
Operating Activities
For the year ended December 31, 2024, net cash provided by operating activities was $34.8 million, an increase of $94.0 million compared to net cash used in operating activities of $59.2 million for the year ended December 31, 2023. The increase is mainly attributable to an increase in medical expenses payable as a result of the increased Health Plan membership growth during the year ended December 31, 2024 compared to the year ended December 31, 2023, as well as a decrease in our net loss over the same period.
Investing Activities
For the year ended December 31, 2024, net cash provided by investing activities was $39.2 million, an increase of $186.5 million compared to net cash used in investing activities of $147.3 million for the year ended December 31, 2023. The increase primarily relates to purchases of short-term treasury securities which were $379.1 million during the year ended December 31, 2023 compared to $82.2 million during the year ended December 31, 2024, a decrease of 296.9 million. The increase was partially offset by a decrease in maturities of short-term investments.
Financing Activities
For the year ended December 31, 2024, net cash provided by financing activities was $156.0 million, an increase of $155.9 million compared to net cash provided by financing activities of $0.1 million for the year ended December 31, 2023. The increase in net cash provided by financing activities is mainly attributable to cash received of $330.0 million in connection with the issuance of the convertible notes discussed above, as well as the $50.0 million draw down of the Oxford Delayed Draw term loan in June 2024. This was offset by the repayment of $215.0 million related to the Oxford term loans, as discussed above.

Material cash requirements from known contractual and other obligations
Our principal commitments consist of repayments of long-term debt, operating leases and certain purchase obligations. The following table summarizes our contractual and other obligations as of December 31, 2024:

	Payments due by Period
	Total	Less than 1 year	1-3 year	3-5 years	More than 5 years
(dollars in thousands)
Long term debt obligations(1)	$330,000	$—	$—	$330,000	$—
Operating lease obligations	9,047	1,212	3,525	4,310	—
Purchase obligations(2)	50,069	14,695	19,536	13,533	2,305
Other obligations	—	—	—	—	—
Total	$389,116	$15,907	$23,061	$347,843	$2,305
(1)Represents the estimated full cash repayment upon maturity of the Convertible Senior Notes in November 2029. As discussed above, the Convertible Senior Notes can be repurchased, redeemed, or converted prior to maturity in accordance with their terms.
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
The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical expenses payable estimates for those periods as of December 31, 2024:

Completion Factors	Increase (Decrease) in Medical Expenses Payable
Increase (Decrease) in Factors
(in thousands)
(3)%	$24,600
(2)	16,400
(1)	8,200
1	(8,200)
2	(16,400)
3	(24,600)
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
The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical expenses payable estimates for the most recent two months as of December 31, 2024:

Medical Cost PMPM Quarterly Trend	Increase (Decrease) in Medical Expenses Payable
Increase (Decrease) in Factors
(in thousands)
(3)%	$(6,300)
(2)	(4,200)
(1)	(2,100)
1	2,100
2	4,200
3	6,300
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
We believe that medical expenses payable is adequate to cover future claims payments required. However, such estimates are based on knowledge of current events and anticipated future events. Therefore, the actual liability could differ materially from the amounts provided. The following tables provide information about incurred and paid claims development as of December 31, 2024:

	Cumulative Incurred Claims, net of reinsurance for the Years Ended December 31,
	2022	2023	2024
Claims Incurred Year	(in thousands)
2022	400,939	385,746	383,865
2023		492,315	484,951
2024			832,819
Total			$1,701,635

	Cumulative Claims paid, net of reinsurance for the Years Ended December 31,			Cumulative Number of Paid Claims(1)
	2022	2023	2024
Claims Incurred Year	(in thousands)
2022	315,187	383,419	382,467	389,689
2023		400,465	481,827	537,129
2024			670,471	909,451
Total			$1,534,765
(1) Cumulative number of paid claims are presented in whole amounts
Substantially all of the claims incurred but not paid balance as of December 31, 2024 relate to the current year.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in interest rates and inflation.
Interest Rate Risk
As of December 31, 2024, we had $71.1 million of U.S. Treasury bills which were classified as held to maturity and had maturities less than twelve months. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe that our exposure to interest rate risk on these investments is not significant. We do not enter into investments for trading purposes.
In November 2024, we completed the sale of $330.0 million of 4.25% Convertible Senior Notes. Since the notes have a fixed annual interest rate, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt fluctuates when interest rates change. Additionally, the fair value of the Convertible Senior Notes can be impacted when the market price of our common stock fluctuates.
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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Alignment Healthcare, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Alignment Healthcare, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes listed in the accompanying Index (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Medical expenses payable – Incurred but not paid claims - Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

Medical expenses payable includes estimates of obligations for medical care services that have been rendered on behalf of members and the members of contracted third-party payors, but for which claims have either not yet been received or processed. These estimates are referred to as incurred but not yet paid (IBNP) claim liabilities, which totaled $168.4 million as of December 31, 2024, and includes an estimate for claims incurred but not reported (IBNR). The Company develops estimates for IBNR claim liability by using actuarial methods that requires management judgment in developing its estimates. These actuarial methods consider factors such as 1) historical data for payment patterns, 2) assumptions of cost trends related to the medical cost per member per month, and 3) completion factors to account for the time from date of service to claim receipt.

We identified the estimation of IBNR claim liability as a critical audit matter because of the significant assumptions made by management in estimating the liability. This required complex auditor judgment and an increased extent of effort, including the involvement of actuarial specialists in performing procedures to evaluate the reasonableness of management’s methods, assumptions and judgments in developing the estimate of the IBNR claim liability.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the IBNR claim liability included the following, among others:
•We tested the effectiveness of controls over the Company’s actuarial process for estimating the IBNR claim liability.

•We tested the underlying claims and membership data and other information that served as the basis for the actuarial analysis, to determine the inputs to the actuarial estimate were complete and accurate.

•With the assistance of actuarial specialists, we evaluated the reasonableness of the actuarial methods and assumptions used by management to estimate the IBNR claim liability by:
▪Performing an overlay of the historical claims data used in management’s actuarial model to the data used in prior periods to determine whether there were material changes to the claims data tested in prior periods.
▪Performing a retrospective review comparing management’s prior year estimate of the IBNR IBNP claim liability to claims processed in 2024 with dates of service in 2023 and prior.
▪Developing an independent estimate of the IBNR claim liability and compared our estimate to management’s estimate. Our independent estimate included development of per member per month claims cost trends and completion factors using management’s data, and comparison of these assumptions to current and historical claims trends and current industry benchmarks.

/s/ Deloitte & Touche LLP

Costa Mesa, California
February 27, 2025
We have served as the Company’s auditor since 2019.

Alignment Healthcare, Inc.
Consolidated Balance Sheets
(amounts in thousands, except par value and share amounts)

	December 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$432,859	$202,904
Accounts receivable (less allowance for credit losses of $0 at December 31, 2024 and 2023)	153,904	119,749
Investments - current	37,791	115,914
Prepaid expenses and other current assets	37,084	44,970
Total current assets	661,638	483,537
Property and equipment, net	67,139	51,901
Right of use asset, net	7,818	9,959
Goodwill	34,826	34,826
Intangible Assets, net	4,550	5,252
Other assets	6,092	6,405
Total assets	$782,063	$591,880
Liabilities and Stockholders' Equity
Current Liabilities:
Medical expenses payable	$289,788	$205,399
Accounts payable and accrued expenses	22,126	23,511
Accrued compensation	39,931	34,112
Total current liabilities	351,845	263,022
Long-term debt, net of debt issuance costs	321,428	161,813
Long-term portion of lease liabilities	7,835	8,974
Total liabilities	681,108	433,809
Commitments and Contingencies (Note 14)
Stockholders' Equity:
Preferred stock, $.001 par value; 100,000,000 shares authorized as of December 31, 2024 and 2023, respectively; no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $.001 par value; 1,000,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 191,778,639 and 188,951,643 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	192	189
Additional paid-in capital	1,107,952	1,037,015
Accumulated deficit	(1,008,293)	(880,258)
Total Alignment Healthcare, Inc. stockholders' equity	99,851	156,946
Noncontrolling interest	1,104	1,125
Total stockholders' equity	100,955	158,071
Total liabilities and stockholders' equity	$782,063	$591,880
See accompanying notes to consolidated financial statements.

Alignment Healthcare, Inc.
Consolidated Statements of Operations
(amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Earned premiums	$2,671,931	$1,800,933	$1,431,550
Other	31,630	22,697	2,609
Total revenues	2,703,561	1,823,630	1,434,159
Expenses:
Medical expenses	2,406,870	1,622,600	1,249,879
Selling, general, and administrative expenses	371,374	307,433	295,646
Depreciation and amortization	26,872	21,414	17,273
Total expenses	2,805,116	1,951,447	1,562,798
Loss from operations	(101,555)	(127,817)	(128,639)
Other expenses:
Interest expense	23,547	21,231	18,289
Other (income) expenses, net	(72)	(853)	176
Loss on extinguishment of debt	3,020	—	2,196
Total other expenses	26,495	20,378	20,661
Loss before income taxes	(128,050)	(148,195)	(149,300)
Provision for income tax expense (benefit)	21	(22)	339
Net loss	$(128,071)	$(148,173)	$(149,639)
Less: Net loss attributable to noncontrolling interest	36	156	92
Net loss attributable to Alignment Healthcare, Inc.	$(128,035)	$(148,017)	$(149,547)
Total weighted-average common shares outstanding - basic and diluted	190,793,552	186,214,784	181,212,757
Net loss per share attributable to Alignment Healthcare, Inc. - basic and diluted	$(0.67)	$(0.79)	$(0.83)
See accompanying notes to consolidated financial statements.

Alignment Healthcare, Inc.
Consolidated Statements of Stockholders' Equity
(amounts in thousands, except par value and share amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2021	187,193,613	$187	$888,547	$(582,694)	$15	$306,055
Net Loss	—	—	—	(149,547)	(92)	(149,639)
Issuance of common stock upon vesting of restricted stock units	456,509	—	—	—	—	—
Forfeitures	(370,107)	—	—	—	—	—
Equity-based compensation	—	—	81,718	—	—	81,718
Noncontrolling interest attributable to subsidiary	—	—	(85)	—	1,253	1,168
Balance at December 31, 2022	187,280,015	$187	$970,180	$(732,241)	$1,176	$239,302
Net loss	—	—	—	(148,017)	(156)	(148,173)
Issuance of common stock upon vesting of restricted stock units	1,762,086	2	—	—	—	2
Forfeitures	(90,458)	—	—	—	—	—
Equity-based compensation	—	—	66,835	—	—	66,835
Noncontrolling interest attributable to subsidiary	—	—	—	—	105	105
Balance at December 31, 2023	188,951,643	$189	$1,037,015	$(880,258)	$1,125	$158,071
Net loss	—	—	—	(128,035)	(36)	(128,071)
Issuance of common stock upon vesting of restricted stock units	2,885,424	3	—	—	—	3
Forfeitures	(6,270)	—	—	—	—	—
Shares withheld related to net restricted stock settlement	(69,820)	—	(350)	—	—	(350)
Equity-based compensation	—	—	71,132	—	—	71,132
Stock options exercised	17,662	—	155	—	—	155
Noncontrolling interest attributable to subsidiary	—	—	—	—	15	15
Balance at December 31, 2024	191,778,639	$192	$1,107,952	$(1,008,293)	$1,104	$100,955
See accompanying notes to consolidated financial statements.

Alignment Healthcare, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating Activities:
Net loss	$(128,071)	$(148,173)	$(149,639)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for credit loss	123	91	150
(Gain) loss on right of use assets	143	(289)	510
Gain on sale of property and equipment	(9)	—	—
Depreciation and amortization	27,062	21,668	17,486
Amortization-debt issuance costs	1,293	1,254	1,850
Amortization-investment discount	(2,579)	(4,917)	—
Amortization of payment-in-kind interest	—	—	2,943
Loss on disposal of property and equipment	—	—	101
Equity-based compensation	71,132	66,835	81,718
Non-cash lease expense	1,764	2,318	2,811
Loss on extinguishment of debt	3,020	—	2,196
Changes in operating assets and liabilities:
Accounts receivable	(34,278)	(26,950)	(34,377)
Prepaid expenses and other current assets	7,887	(2,863)	(14,356)
Other assets	60	(142)	(86)
Medical expenses payable	84,389	35,264	44,250
Accounts payable and accrued expenses	(1,460)	(6,347)	13,743
Accrued compensation	5,819	6,574	3,609
Lease liabilities	(1,525)	(3,510)	(4,214)
Payment-in-kind interest	—	—	(14,122)
Net cash provided by (used in) operating activities	34,770	(59,187)	(45,427)
Investing Activities:
Purchase of business, net of cash received	—	—	(4,043)
Purchase of investments	(82,200)	(379,058)	(2,825)
Sale of property and equipment	14	—	—
Maturities of investments	162,795	267,790	2,425
Acquisition of property and equipment	(41,418)	(35,995)	(23,774)
Net cash provided by (used in) investing activities	39,191	(147,263)	(28,217)
Financing Activities:
Repurchase of noncontrolling interest	—	—	(100)
Proceeds from long-term debt	380,000	—	165,000
Debt issuance costs	(8,792)	—	(5,196)
Repayment of long-term debt	(215,000)	—	(143,179)
Payment of employment taxes related to release of restricted stock	(350)	—	—
Proceeds from exercise of stock options	155	—	—
Contributions from noncontrolling interest holders	15	105	68
Net cash provided by financing activities	156,028	105	16,593
Net increase (decrease) in cash	229,989	(206,345)	(57,051)
Cash, cash equivalents and restricted cash at beginning of period	204,954	411,299	468,350
Cash, cash equivalents and restricted cash at end of period	$434,943	$204,954	$411,299
Supplemental disclosure of cash flow information:
Cash paid for interest	$22,157	$19,165	$22,447
Supplemental non-cash investing and financing activities:
Acquisition of property in accounts payable	$70	$59	$47
Purchase of business in accounts payable	$—	$—	$505
Debt issuance costs in accounts payable	$512	$—	$—
The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the total above:

	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$432,859	$202,904	$409,549
Restricted cash in other assets	2,084	2,050	1,750
Total	$434,943	$204,954	$411,299
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
The CODM assesses the Company's performance by using consolidated net loss which is reported on the consolidated statements of operations as net loss. This measure is used predominantly by the CODM in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources for the Company.
In addition to net loss, the CODM is also provided information on certain significant segment expenses which are presented below:

	Year Ended December 31,
	2024	2023	2022
Revenues:	$2,703,561	$1,823,630	$1,434,159
Expenses:
Medical expenses (less depreciation and equity-based compensation)	2,401,750	1,614,805	1,240,538
Selling, general, and administrative expenses (less equity-based compensation)	305,172	248,139	223,056
Other segment expenses (1)	101,163	87,628	101,915
Interest expense	23,547	21,231	18,289
Net loss	$(128,071)	$(148,173)	$(149,639)

(1) Other segment items included in segment net income includes equity-based compensation, depreciation and amortization in medical expense, other expenses (income), loss on extinguishment of debt, and provision for income taxes.
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
Level 1 - Quoted prices in active markets for identical assets or liabilities
Level 2 - Other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability
Level 3 - Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date
The fair value of cash, cash equivalents, restricted cash and U.S. Treasury bills was determined based on Level 1 inputs. The fair value of the convertible senior note and certificate of deposits, which are recorded in long-term debt and other assets in the consolidated balance sheets, respectively, were determined based on Level 2 inputs. There were no assets or liabilities measured at fair value using Level 3 inputs as of December 31, 2024 and December 31, 2023. Our long-term debt was reported at carrying value.
Revenue and Accounts Receivable
Earned premium revenue consisting of premium revenue and capitation revenue for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Premium	$2,666,813	$1,668,131	$1,372,334
Capitation	5,118	132,802	59,216
	$2,671,931	$1,800,933	$1,431,550
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
In 2023, capitation revenue consisted primarily of revenue from CMS related to our participation in the CMS “ACO Realizing Equity, Access, and Community Health Model” or “ACO REACH” model, formerly the Direct Contracting Model ("DCE"). CMS serves as the claim adjudicator for institutional and specialists care, and directly pays for such fee for service claims. The ACO REACH entity

("ACO") is responsible for the cost of health care services related to the patient population attributed to the ACO by participating in 100% savings/losses via the risk share model and in some cases, are financially responsible for the supplemental benefits provided to the patients. In 2024, we entered into a management services and risk management agreement with a third-party healthcare company. The third-party is responsible for arranging and controlling the health care services provided to the ACO members, and for providing certain management and support services with respect to ACO operations. The third-party also assumes specified upside and downside financial risks relative to the ACO’s performance. As a result of this arrangement, revenue is recorded on a net basis within other revenue on the consolidated statement of operations for the year ended December 31, 2024. Revenue recognized by the ACO for the years ended December 31, 2024 was $984.
Prior to 2024, the ACO acted as a principal in arranging for and controlling services provided directly by their contracts with primary care physicians, as well as services provided by preferred institutional care providers and specialists. Capitation payments for the ACO program are determined from an annual benchmark established by CMS. These payments, which are adjusted for variable considerations, represented revenue for providing health care services, including primary care as well as institutional and specialist care. The ACO recognized capitation revenue for providing these services in the period in which the performance obligations were satisfied by transferring services to the members. Revenue recognized by the ACO for the years ended, 2023 and 2022 was $123,972 and $50,946, respectively.
Interest income earned on our cash deposits and short-term investments is included within other revenue on the consolidated statements of operations. Interest income for the years ended December 31, 2024, 2023 and 2022 was $23,986, $19,586 and $1,010, respectively.
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
Our recognized premium revenue for our Medicare Advantage Plans in California, North Carolina, Nevada, Arizona, Texas and Florida are each subject to a minimum annual medical loss ratio (“MLR”) of 85%. The MLR represents medical costs as a percentage of premium revenue. The Code of Federal Regulations defines what constitutes medical costs and premium revenue, including certain additional expenses related to improving the quality of care provided, and the exclusion of certain taxes and fees, in each case as permitted or required by CMS and applicable regulatory requirements. If the minimum MLR is not met, we are required to remit a portion of the premiums back to the federal government. The amount remitted, if any, is recognized as an adjustment to premium revenues in the consolidated statements of operations. The amounts payable under this provision were immaterial at December 31, 2024 and December 31, 2023.
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

As of December 31, 2024 and 2023, cash equivalents were $32,494 and $22,232, respectively.
Investments
Investment securities are classified as held-to-maturity or available-for-sale at the time of purchase. Investment securities classified as held-to-maturity, which management has the positive intent and ability to hold to maturity, are reported at amortized cost. Investments with maturities of less than one year are classified as short-term.
Restricted and Other Long-Term Assets
Restricted assets are composed of restricted cash and investments in US Treasury bills and certificate of deposits. The Company intends to hold its investments until maturity; therefore, these investments are stated at amortized cost. Premiums and discounts, if any, are amortized or accreted as interest expense or income over the life of the related asset using the effective interest method. As of December 31, 2024 and 2023, all investments had maturities with less than 12 months.
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
In August 2022, the Inflation Reduction Act ("IRA") was signed into law. The law intends to increase tax revenue and reduce Medicare costs through lower prescription drug prices, inflation rebates, and increased financial responsibility for certain drug manufacturers. The provisions of the law are set to take effect over the next seven years. There was an immaterial impact on our consolidated financial statements at December 31, 2024 and the 2025 bid pricing and budget reflect the expected impact the IRA will have on our business for fiscal year 2025.

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
We reassess the profitability of contracts for providing coverage to members when current operating results or forecasts indicate probable future losses. A premium deficiency reserve is established in current operations to the extent that the sum of expected future costs, claim adjustment expenses, and maintenance costs exceed related future premiums under contract and investment income. For purposes of determining premium deficiencies, contracts are grouped in a manner consistent with the method of acquiring, servicing, and measuring the profitability of such contracts. Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as operating losses under these contracts are charged to the liability previously established.
Part D Subsidies

We also receive advance payments each month from CMS related to Catastrophic Reinsurance, Coverage Gap Discount, and the Low-Income Member Cost Sharing Subsidy (“Subsidies”). Reinsurance subsidies represent funding from CMS for our portion of prescription drug costs, which exceed the member’s out-of-pocket threshold or the catastrophic coverage level. Low-income cost subsidies represent funding from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Additionally, the Health Care Reform Law mandates consumer discounts of 75% on brand-name prescription drugs for Part D plan participants in the coverage gap. The majority of the discounts are funded by the pharmaceutical manufacturers, while we fund a smaller portion and administer the application of the total discount. In 2025, the IRA retires the Coverage Gap Discount Program and introduces the Manufacturer Discount Program. While CMS’s share of the drug cost liability is expected to decline from Catastrophic Reinsurance and Low-Income Member Cost Sharing, prescription drug manufacturers are expected to experience increased liability. These program changes and the corresponding changes in prepayments were embedded in the 2025 bid pricing.
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

	December 31, 2024		December 31, 2023
	Risk Corridor	CMS Subsidies	Risk Corridor	CMS Subsidies
Current assets:
Accounts receivable	$10,427	$—	$1,120	$—
Prepaid expenses and other current assets	—	25,782	—	28,134
Current liabilities:
Medical expenses payable	$—	$24,993	$16,776	$5,302

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
We record risk-sharing receivables and payables on a gross basis on the consolidated balance sheet. Throughout the year, we evaluate expected losses on risk-sharing receivables and record the resulting expected losses to the reserve. We systematically build and release reserves based on adequacy and its assessment of expected losses on a monthly basis. Credit loss associated with risk share deficit receivables are recorded within medical expense in the consolidated statements of operations. As of December 31, 2024 and December 31, 2023, we recorded an allowance for credit losses for substantially all of the risk-sharing receivable balance due to collection risk related to the balance. The risk-sharing payable is included within medical expenses payable on the consolidated balance sheet.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits and current and restricted investments with financial institutions. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits. At December 31, 2024 and December 31, 2023, there was $469,373 and $316,977, respectively, in excess of FDIC-insured limits.
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
Advertising Expenses
The Company expenses the costs of advertising as incurred. Advertising expenses were $5,756, $6,956, and $7,958, for the years ended December 31, 2024, 2023, and 2022, respectively, and were reported as selling, general and administrative expenses.
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
Net Loss per Share
Net loss per share is calculated based on net loss attributable to Alignment Healthcare, Inc.'s shareholders. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(128,071)	$(148,173)	$(149,639)
Less: Net loss attributable to noncontrolling interests	36	156	92
Net loss attributable to Alignment Healthcare, Inc.	$(128,035)	$(148,017)	$(149,547)
Denominator:
Total weighted-average common shares outstanding - basic and diluted	191,150,693	188,420,487	187,227,877
Less: Restricted shares of common stock	(357,141)	(2,205,703)	(6,015,120)
Total weighted-average common shares outstanding, net of restricted shares of common stock - basic and diluted	190,793,552	186,214,784	181,212,757
Net loss per share:
Net loss per share - basic and diluted	$(0.67)	$(0.79)	$(0.83)
Basic net loss per share is the same as diluted net loss per share for periods presented as the inclusion of all potentially dilutive shares would have been anti-dilutive.
In addition to the restricted shares of common stock, we also excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share as of December 31, 2024, 2023, 2022:

	December 31,
	2024	2023	2022
Stock options	8,762,481	9,135,879	10,603,493
Restricted stock units	21,419,556	17,774,830	8,728,936
Convertible senior notes	25,720,959	—	—
Total	55,902,996	26,910,709	19,332,429
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07 around segment disclosures. The new standard requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide, in interim periods, all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The guidance was for annual periods beginning with the Company's fiscal year 2024, and in interim periods within the Company's fiscal year

2025. The Company adopted the requirements of this ASU within our segment disclosure in Note 2 Summary of Significant Accounting Policies above. The adoption only impacted our disclosures with no impact to our results of operations, cash flows or financial condition.
Recent Accounting Pronouncements Issued
In November 2024, the FASB issued ASU 2024-04 “Debt with Conversion and Other Options”, which improves and clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for an as induced conversion. ASU 2024-04 is effective for annual periods beginning after December 15, 2025 (and interim reporting periods within those annual reporting periods). The Company is currently evaluating the impact of this ASU on its financial statements.

Additionally, in November 2024, the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses”, which improve income statement presentation and disclosures related to expenses. It requires a public entity to disaggregate key expense categories such as employee compensation, depreciation and intangible asset amortization within its financial statements. ASU 2024-03 is effective for annual periods beginning with the Company's fiscal year 2027, and interim periods within the Company's fiscal year 2028, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its disclosures of income statement expenses.
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which requires public entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For public entities, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.
3. Fair Value
The following tables present the carrying value and fair value of these financial instruments as of December 31, 2024 and 2023:

	December 31, 2024
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
US Treasury bills	$71,120	$71,135	$—	$—
Certificate of deposits	2,321	—	2,321	—
Total	$73,441	$71,135	$2,321	$—

	December 31, 2023
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
U.S. Treasury bills	$117,337	$117,310	$—	$—
Certificate of deposits	1,755	—	1,755	—
Total	$119,092	$117,310	$1,755	$—
The carrying value of long-term debt represents the outstanding balance, net of unamortized debt issuance costs. As of December 31, 2024 and 2023, the fair value of our long-term debt approximates the carrying value.
Our nonfinancial assets and liabilities, which include goodwill, intangible assets, property, and equipment, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess these assets for impairment. We recorded an impairment charge related to intangible assets during the year ended December 31, 2024. No such impairment resulted during the years ended December 31, 2023 and 2022. Please refer to Note 6 Goodwill and Intangible Assets for more information on the impairment charge.
U.S. Treasury Securities Investments
As of December 31, 2024, the Company had $37,791 of investments in U.S. Treasury bills which were classified as held to maturity and carried at amortized cost. These investments are included in short-term investments in the consolidated balance sheets as the original maturities are greater than three months and less than twelve months. The Company has the intent and ability to hold these securities to maturity and gross unrecognized gains were $16.
As of December 31, 2024, the Company had $32,296 of investments in U.S. Treasury bills with an original maturity of less than three months. These investments are considered cash equivalents and are included in cash and cash equivalents in the consolidated balances sheets.
Restricted Investments
Restricted investments are composed of investments in U.S. Treasury bills and certificates of deposits and are included within other assets in the consolidated balance sheets. As of December 31, 2024 and December 31, 2023, the Company had $1,033 and $1,423 of restricted investments in U.S. Treasury bills and $2,321 and $1,755 of restricted investments in certificates of deposits, respectively. The Company has the intent and ability to hold these investments until maturity; therefore, these investments are stated at amortized cost. Restricted investments are required to be maintained at a financial institution within certain states. As of December 31, 2024 and December 31, 2023, these investments had maturities with less than 12 months. Due to the nature of the state's requirements, these assets are classified as noncurrent assets regardless of the contractual maturity date.
4. Accounts Receivable
Accounts receivable consisted of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Government receivables	$26,338	$35,529
Pharmacy rebate receivables	111,813	75,894
Other receivables	15,753	8,326
Total accounts receivable	153,904	119,749
Allowance for credit losses	—	—
Accounts receivable, net	$153,904	$119,749
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
We recorded credit losses related to accounts receivable of $123, $91, and $150 during the years ended December 31, 2024, 2023, and 2022, respectively. The amounts were recorded in selling general, and administrative expenses in the consolidated statements of operations.

5. Property and Equipment
Property and equipment consisted of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Computers and equipment	$12,569	$11,447
Office equipment and furniture	4,341	4,396
Software	179,336	148,864
Leasehold improvements	6,231	6,347
Construction in progress	14,049	4,532
Subtotal	216,526	175,586
Less accumulated depreciation	(149,387)	(123,685)
Property and equipment-net	$67,139	$51,901
Depreciation expense for the year ended December 31, 2024 was $26,360 of which $190 was included in medical expenses. Depreciation expense for the years ended December 31, 2023 and 2022 was $21,442 and $17,100, respectively, of which $254 and $213, respectively, was included in medical expenses.
6. Goodwill and Intangible Assets
Intangible assets consisted of the following as of December 31, 2024 and 2023:

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$34,826	$—	$34,826	—
License (indefinite lived)	4,550	—	4,550	—
Plan member relationships	2,700	(2,700)	—	9 years
Other	633	(633)	—	2 - 10 years
Total	$42,709	$(3,333)	$39,376

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$34,826	$—	$34,826	—
License (indefinite lived)	4,967	—	4,967	—
Plan member relationships	2,700	(2,700)	—	9 years
Other	1,050	(765)	285	2- 10 years
Total	$43,543	$(3,465)	$40,078
Amortization expense relating to intangible assets for the years ended December 31, 2024, 2023, and 2022, was $702, $226, and $386, respectively. Included within the amortization balance for the years ended December 31, 2024 was $645 in impairment charges related to intangible assets that were written off related to an inactive Medicare license that was terminated during the period.
There were no impairment charges related to goodwill and intangible assets for the years ended December 31, 2023 and 2022.

7. Medical Expenses Payable
The following table is a detail of medical expenses payable as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Claims incurred but not paid	$168,357	$95,664
Capitation and risk-sharing payable	52,016	50,894
Other	69,415	58,841
Medical expenses payable	$289,788	$205,399
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
The following table presents components of the change in medical expenses payable as of December 31, 2024, 2023, and 2022 :

	December 31, 2024	December 31, 2023	December 31, 2022
Claims incurred but not paid - beginning balance	$95,664	$88,813	$77,073
Incurred related to:
Current year	832,819	492,315	400,939
Prior years	(9,245)	(14,555)	(15,402)
Total incurred, net of reinsurance	823,574	477,760	385,537
Payments related to:
Current year	670,471	400,465	315,187
Prior years	80,410	70,444	58,610
Total payments, net of reinsurance	750,881	470,909	373,797
Claims incurred but not paid - ending balance	168,357	95,664	88,813
Capitation payable, risk-sharing payable, and other	121,431	109,735	81,322
Total medical expenses payable	$289,788	$205,399	$170,135
We re-examine previously established outstanding claims reserve estimates based on actual claims submissions and other changes in facts and circumstances. We recognized a favorable prior year development, excluding provision for adverse deviation, of $7,052, $10,996, and $11,179 for the years ended December 31, 2024, 2023, and 2022, respectively. The favorable prior year development incurred in 2024, 2023 and 2022 was primarily due to better-than-expected claims recoveries and actual claims expense being less than expected.
The following tables provide information about incurred and paid claims development as of December 31, 2024:

	Cumulative Incurred Claims, Net of Reinsurance For the Years Ended December 31,
	2022	2023	2024
Claims Incurred Year	(in thousands)
2022	$400,939	385,746	383,865
2023		492,315	484,951
2024			832,819
Total			$1,701,635

	Cumulative Claims Paid, Net of Reinsurance For the Years Ended December 31,			Cumulative Number of Paid Claims(1)
	2022	2023	2024
Claims Incurred Year	(in thousands)
2022	$315,187	383,419	382,467	389,689
2023		400,465	481,827	537,129
2024			670,471	909,451
Total			$1,534,765
(1) Cumulative number of paid claims are presented in whole amounts
Substantially all of the claims incurred but not paid as of December 31, 2024 relate to the current year.
There is no single or common claim frequency metric used in the health care industry. We believe a relevant metric for our health insurance business is the cumulative number of claims paid for each incurred year. Claims that did not result in a liability are not included in the frequency metric.
8. Long-Term Debt
Long-term debt is recorded at carrying value in the consolidated balance sheets. The carrying value of long-term debt outstanding, net of unamortized debt issuance costs, consisted of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Long-term debt	$330,000	$165,000
Less unamortized debt issuance costs	(8,572)	(3,187)
Long-term debt-net of amortization	321,428	161,813
Less current portion of long-term debt	—	—
Long-term debt - net of current portion	$321,428	$161,813
Oxford Term Loan
On September 2, 2022 (the “Effective Date”), we, Alignment Healthcare USA, LLC, an indirect subsidiary of the Company (the “Borrower”) and certain of our other subsidiaries entered into a term loan agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC, as administrative agent, collateral agent and a lender, and the other lenders from time to time party thereto (collectively, the “Lenders”), pursuant to which the Lenders have agreed to lend the Borrower an aggregate principal amount of up to $250,000 in a series of term loans (the “Term Loans”). Pursuant to the Oxford Loan Agreement, the Borrower received an initial Term Loan of $165,000 on the Effective Date and had the option to borrow up to an additional $85,000 of Term Loans. On June 14, 2024, we borrowed $50,000 in aggregate principal amount of the Delayed Draw Term Loans prior to the expiration date for such amount of the Delayed Draw Term Loans of June 30, 2024. Interest on the Term Loans was a variable rate equal to (i) the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a floor of 1.00%, plus (ii) an applicable margin of 6.50%. The interest rate applied during the year ended December 31, 2024 ranged from 11.35% to 11.84%.
In connection with the issuance of the convertible senior notes, as noted below, we repaid all amounts outstanding under the terms loans with Oxford Finance on November 22, 2024.
Convertible Senior Notes
On November 22, 2024, the Company completed the sale of $330,000 of our 4.25% Convertible Senior Notes (the "Notes"). The Notes were issued pursuant to an indenture (the "Indenture"), dated as of November 22, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (the "Trustee"). The Notes are senior, unsecured obligations of the Company, and interest will be payable semi-annually in arrears at a rate of 4.25% per annum beginning on May 15, 2025. The Notes will mature on November 15, 2029, unless earlier repurchased, redeemed or converted in accordance with their terms. The net cash proceeds from the sale of the Notes was approximately $321,100, after subtracting fees, discounts and estimated expenses in connection with the transaction.
Prior to the close of business on the business day immediately preceding August 15, 2029, the Notes will be convertible at the option of holders during certain periods, upon satisfaction of certain conditions. On or after August 15, 2029, the Notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the

Notes may be settled in shares of Company common stock, cash or a combination of cash and shares of Company common stock, at the Company’s election.
The Notes have an initial conversion rate of 62.4 shares of Company common stock per $1,000 principal amount of the Notes. The conversion rate will be subject to adjustment in certain events, including adjustment in the event of certain significant corporate transactions. This represents an initial conversion price of approximately $16.04 per share. The initial conversion price of the Notes represents a premium of approximately 25% to the closing price of the Company's common stock on November 14, 2024. The Company has used the proceeds from the sale of the Notes to repay in full the $215,000 aggregate principal amount, accrued interest and fees related to the Oxford term loans, as well as certain fees and expenses incurred in connection with the transaction.
The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25% in principal amount of the outstanding notes may declare 100% of the principal of, and accrued and unpaid special interest, if any, on, all the notes to be due and payable.
The Company has recognized the Notes in their entirety as a liability on the consolidated balance sheet and no portion of the proceeds from the issuance of the convertible debt instrument was accounted for separately as an embedded conversion feature within stockholders’ equity.
Future maturities under the term loan as of December 31, 2024 are as follows:

Period Ending December 31,	Amount
2025	—
2026	—
2027	—
2028	—
2029	330,000
Total	$330,000
9. Income Taxes
The reconciliation of income tax expense recorded in the consolidated statement of operations and amounts computed at the statutory federal income tax rate for the years ended December 31, 2024, 2023 and 2022, were as follows:

	December 31, 2024		December 31, 2023		December 31, 2022
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Loss before tax at statutory federal rate	$(26,891)	21.0%	$(31,121)	21.0%	$(31,353)	21.0%
Valuation allowance	25,677	(20.1)	29,426	(19.9)	82,922	(55.5)
State income tax - net of federal tax benefit	(5,771)	4.5	(5,173)	3.4	(58,286)	39.0
Nondeductible expenses	180	(0.1)	169	(0.1)	334	(0.2)
Equity-based compensation	—	—	—	—	—	—
Cumulative deferred adjustment and other	844	(0.7)	(947)	0.6	(1,510)	1.1
Provision to return adjustment	(2,721)	2.1	908	(0.6)	231	(0.2)
Nondeductible executive compensation	8,703	(6.8)	6,716	(4.5)	8,001	(5.4)
Net income tax expense (benefit)	$21	(0.1)%	$(22)	0.1%	$339	(0.2)%

The components of deferred income taxes as of December 31, 2024 and 2023, were as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Federal and state net operating loss carryforwards	$169,044	$151,052
Employee benefits	56,693	49,650
Interest deduction limitation	11,661	12,019
Other	5,777	3,560
Gross deferred tax assets	243,175	216,281
Deferred tax liabilities:
Intangibles	(1,404)	(476)
Depreciation	(214)	(1,052)
Lease liabilities	(2,105)	(2,755)
Other	(31)	(56)
Gross deferred tax liabilities	(3,754)	(4,339)
Net deferred tax assets	239,421	211,942
Valuation allowance	(239,421)	(211,942)
Net deferred taxes	$—	$—
Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal and state net operating loss (“NOL”) carryforwards. For the years ended December 31, 2024 and 2023, federal NOL carryforwards were $565,838 and $504,097, respectively. For the years ended December 31, 2024 and 2023, state NOL carryforwards were $543,513 and $498,933, respectively, and $374,188 of the total federal net operating loss carryforwards have an indefinite life while the remaining federal and state net operating loss carryforwards begin to expire in 2033 if not utilized.
Of the total NOL carryforwards, approximately $19,031 of federal and $13,221 of California NOL carryforwards relate to Alignment Health Plan, Inc. for which the utilization of the federal NOL carryforward is subject to a federal Section 382 limitation of $870 per year, and the utilization of the California NOL carryforwards is subject to a similar California annual limitation. In June 2020, California’s Governor signed into law Assembly Bill (“AB”) 85 suspending California NOL utilization for taxpayers with more than $1 million of taxable income, effective for tax years 2021, 2022, and 2023. AB 85 includes an extended carryover period for the suspended NOLs with an additional year carryforward for each year of suspension. Subsequently, on February 9, 2022, the California governor signed Senate Bill 113 (S.B. 113), which restores the NOL deduction and eliminates the $5 million annual cap on business incentive tax credits, effective for tax years beginning on or after January 1, 2022. In June 2024, California’s Governor signed into law AB 167 suspending California NOL utilization for taxpayers with more than $1 million of taxable income, effective for tax years 2024, 2025, and 2026. AB 167 includes an extended carryover period for suspended NOLs that would have been utilized if not for AB 167.
We have cumulative NOLs as of December 31, 2024 and 2023. Given the history of losses, and after consideration for the risk associated with estimates of future taxable income, we established a full valuation allowance against net deferred tax assets at December 31, 2024 and 2023. Under the Tax Cuts and Jobs Act (“TCJA”), federal NOLs generated after 2017 will be carried forward indefinitely but are limited to an 80% deduction of taxable income. NOLs generated prior to 2018 have a 20-year carryforward period and can be used to offset 100% of taxable income. An exception to the TCJA federal NOL rule applies to certain of our subsidiaries and requires all NOLs generated from those entities to have a 20-year carryforward period and offset 100% of taxable income.
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
As of December 31, 2024 and 2023, there were no liabilities for unrecognized tax benefits.

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
The following is a summary of the stock option transactions as of and for the years ended December 31, 2024, 2023 and 2022:

	Stock Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2021	10,938,521	$18.02
Options granted	1,370,211	9.10
Options exercised	—	—
Options forfeited / expired	(1,705,239)	17.80
Balances as of December 31, 2022	10,603,493	16.90	8.30	3,519
Options granted	—	—
Options exercised	—	—
Options forfeited / expired	(1,467,614)	16.60
Balances as of December 31, 2023	9,135,879	16.95	7.29	79
Options granted	—	—
Options exercised	(17,662)	9.06
Options forfeited / expired	(355,736)	16.82
Balances as of December 31, 2024	8,762,481	16.97	6.29	2,250
Vested and Exercisable as of December 31, 2024	6,157,005	$17.29	6.25	1,099
Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of our common stock. The aggregate intrinsic value of options exercised for the years ended December 31, 2024 was $39. There were no options exercised during the years ended December 31, 2023 and 2022.
There were no options granted during the years ended December 31, 2024 and 2023. The fair value of options granted during the year ended December 31, 2022 was $5,685.
Restricted Stock Awards
Our outstanding RSAs generally vest 25% annually over four years. RSAs generally vest on the later of the fourth anniversary of the original vesting commencement date or 50% annually on the first and second anniversary of the initial public offering, which was effective March 25, 2021.

The following is a summary of RSA transactions as of and for the years ended December 31, 2024, 2023 and 2022:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2021	8,613,780	$10.32
Vested	(3,553,232)	10.07
Forfeited	(370,107)	6.18
Unvested and outstanding as of December 31, 2022	4,690,441	$10.85
Vested	(3,916,030)	11.82
Forfeited	(90,458)	6.58
Unvested and outstanding as of December 31, 2023	683,953	$5.86
Vested	(627,491)	4.91
Forfeited	(6,270)	12.22
Unvested and outstanding as of December 31, 2024	50,192	$16.86
Restricted Stock Units
Our outstanding restricted stock units ("RSU") generally vest 25% annually over four years.
The following is a summary of RSU transactions as of and for the years ended December 31, 2024, 2023 and 2022:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2021	1,662,282	$18.54
Granted	7,916,647	13.24
Vested	(479,177)	18.47
Forfeited	(370,816)	14.10
Unvested and outstanding as of December 31, 2022	8,728,936	$13.93
Granted	4,425,771	6.76
Vested	(1,875,329)	12.59
Forfeited	(737,753)	12.57
Unvested and outstanding as of December 31, 2023	10,541,625	$11.25
Granted	6,994,001	5.30
Vested (1)	(2,993,372)	8.37
Forfeited	(1,197,569)	8.17
Unvested and outstanding as of December 31, 2024	13,344,685	$9.05
(1)Includes 107,948 shares that vested, but the issuance and delivery of the shares was deferred.
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
The following is a summary of PSU transactions for the year ended December 31, 2024:

	Performance-based restricted stock units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2023	7,233,205	$5.74
Granted	1,160,000	5.00
Vested	—	—
Cancelled/forfeited	(318,334)	5.69
Unvested and outstanding as of December 31, 2024	8,074,871	$5.64
Equity-Based Compensation Expense
Total equity-based compensation expense was presented on the statement of operations as follows:

	Year Ended December 31,
	2024	2023	2022
Selling, general and administrative expenses	$66,202	$59,294	$72,590
Medical expenses	4,930	7,541	9,128
Total equity-based compensation expense (1)	$71,132	$66,835	$81,718
As of December 31, 2024, there was $61,809 in unrecognized compensation expense related to all non-vested awards (RSAs, options and RSUs) that will be recognized over the weighted-average period of 1.55 years. As of December 31, 2023 and December 31, 2022, there was $98,004 and $120,241, respectively, in unrecognized compensation expense related to all non-vested awards (RSAs, options and RSUs) that will be recognized over the weighted-average period of 1.88 and 2.42 years, respectively.
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
Certain states regulate the payment of dividends, loans, or other cash transfers from our regulated subsidiaries to our non-regulated subsidiaries and parent company. Such payments may require approval by state regulatory authorities and are limited based on certain financial criteria, such as the entity’s level of statutory income and statutory capital and surplus, or the entity’s level of tangible net equity or net worth, among other measures. These regulations vary by state. Our state regulated subsidiaries had aggregate regulatory capital of approximately $156,167 and $111,967 as of December 31, 2024 and 2023, respectively, which exceeded aggregate minimum regulatory requirements of $75,212 and $48,326, respectively. The amount of undistributed dividends from our regulated subsidiaries that may be paid out to our parent without regulatory approval was $46,785 and $24,349 as of December 31, 2024 and 2023, respectively. We were in compliance with the RBC and TNE requirements as of December 31, 2024.
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
At December 31, 2024, $7,818 of operating ROU assets were recorded as right of use assets on the consolidated balance sheets. Lease liabilities of $1,212 and $7,835 were included in accounts payable and accrued expenses and long-term lease liabilities, respectively. At December 31, 2023, $9,959 of operating ROU assets were recorded as right of use assets on the consolidated balance sheets. Lease liabilities of $1,717 and $8,974 were included in accounts payable and accrued expenses and long-term lease liabilities, respectively.
The following table summarizes total fixed operating lease costs and variable operating lease cost, excluding short-term lease and finance lease costs, for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Fixed operating lease costs	$2,592	$2,817	$3,415
Variable operating lease costs	404	431	352
Total operating leases costs	$2,996	$3,248	$3,767
Fixed and variable operating leases costs are included within selling, general and administrative expenses in the consolidated statement of operations. Short term and finance lease costs were immaterial. For the year-ended December 31, 2024, 2023 and 2022, cash paid for amounts included in the measurement of lease liabilities included within our operating cash flows was $1,525, $3,510 and $4,214, respectively.
Lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date.
The weighted average remaining lease term for operating leases is 4.4 years with a weighted average discount rate 12.0% at December 31, 2024.
In the year ended December 31, 2024, $26 and $0 of operating lease and finance lease assets, respectively, were exchanged for lease liabilities related to newly commenced leases.

The following table summarizes our lease assets and liabilities as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Lease assets
Operating lease assets	$7,818	$9,819
Finance lease assets	—	140
Total lease assets	$7,818	$9,959
Lease liabilities
Current
Operating lease liabilities	1,212	1,597
Finance lease liabilities	—	120
Non-current
Operating lease liabilities	7,835	8,974
Finance lease liabilities	—	—
Total lease liabilities	$9,047	$10,691
Maturities of lease liabilities under operating leases by fiscal year are as follows:

As of December 31, 2024
2025	$2,122
2026	2,578
2027	2,335
2028	2,184
2029 and thereafter	2,681
Total lease payments	$11,900
Less: Interest	2,853
Present value of lease liabilities	$9,047
We sublease space not used in our operations. For the years ended December 31, 2024, 2023 and 2022, sublease income was $206, $565, and $393, respectively. For the year ended December 31, 2024, we recorded ROU asset impairment of $143. We recorded no ROU asset impairment for the year ended December 31, 2023, and there was $510 of ROU asset impairment recorded for the year ended December 31, 2022.
13. Employee Benefit Plans
All full-time employees are eligible to participate in a 401(k) plan that we sponsor upon completing 90 days of services. Eligible employees are permitted to contribute up to the maximum amount allowed by law. We match 100% of contributions not exceeding 4% of the employee's compensation. We made matching contributions of $3,798, $3,471, and $2,599 during 2024, 2023, and 2022, respectively, and were included within medical expenses and selling, general, and administrative expenses in the consolidated statement of operations.
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
On April 27, 2022, a former employee of the Company filed a purported class action lawsuit (Dabney v. Alignment Healthcare USA, LLC, Orange County Superior Court) alleging that the Company failed to provide hourly employees with required meal and rest breaks or pay such workers a premium equal to an hour of pay for missed meal or rest breaks. Discovery in the matter commenced on June 8, 2022. On September 2, 2022, the court granted a stay of proceedings and discovery in anticipation of mediation scheduled for August 2023. On August 15, 2023, the Company entered into a tentative settlement of the action in consideration of an aggregate payment of

$913. The settlement of this matter is subject to approval by the court which is expected in the first quarter of 2025. As a result of the tentative settlement, the Company has accrued for a potential liability of $913 as of December 31, 2024 for this matter, which was recorded within accounts payable and accrued expenses on the consolidated balance sheet and selling, general and administrative expenses on the consolidated statement of operations.
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
We may be involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate resolution of legal proceedings is not expected to have a material adverse effect on the consolidated financial statements. Amounts accrued for legal proceedings were not material as of December 31, 2024 and 2023.
Purchase Obligations
We have agreements for goods and services which include fixed, minimum and estimated payments under existing contractual obligations that are legally enforceable and binding. These obligations include agreements that are cancellable with the payment of an early termination penalty and other funding commitments that require fixed or minimum levels of service to be purchased with a specific timing established. Purchase obligations exclude agreements that are cancellable without penalty.
Professional Liability Insurance
We maintain coverage for professional liability, errors and omissions, directors and officers, employment practices liability insurance, and worker’s compensation. The professional liability insurance policy is claims based while the other insurance policies are occurrence based. Such policies provide coverage for our employees, certain covered physicians, loss of income due to potential business interruption, and possible destruction or theft of assets. There have not been any reductions in coverage nor have there been any claims, which have exceeded such coverage(s) for the year ended December 31, 2024 and 2023.
Medical Reinsurance (Stop-Loss insurance)
We utilize medical insurance (or stop-loss agreements) to limit excess losses on individual members. Under the terms of the stop-loss agreements, we are reimbursed for certain proportions of the cost of each member’s hospital expenses in excess of a specified deductible in a coverage period, limited to $2,000 in aggregate per member per coverage period. In 2024, all of our markets were covered by stop-loss agreements which included dates of service prior to October 1, 2024, and we have until April 30, 2025, to submit claims to the reinsurance carrier for reimbursement.

We began a new policy on October 1, 2024, which will cover dates of service through September 30, 2025, and will allow us to submit claims for reimbursement through November 31, 2026. The new policy includes both professional and hospital expenses in the calculation against the specified deductibles and removes the recovery limit of $2,000 in aggregate per member per policy period.

Reinsurance premiums are included in medical costs in the consolidated statement of operations.

In the event that the third-party with whom we have contracted is unable to meet its obligations under the stop-loss agreement, we remain 100% liable for paying such claim amounts submitted.
Related Parties
Joseph Konowiecki currently serves as Chairman of the Board and previously served in an executive role with the Company. Mr. Konowiecki’s son is a partner in the law firm of McDermott Will & Emery LLP (“MWE”), which provided legal services to the Company and our subsidiaries during the fiscal years ended December 31, 2024, 2023 and 2022 and continues to do so. For providing these services, MWE received fees related to the fiscal years ended December 31, 2024, 2023 and 2022 of approximately $272, $518 and $1,326, respectively. Mr. Konowiecki’s son does not receive any direct compensation from the fees paid to MWE by us, and the fees paid by us to MWE in fiscal 2024 were considered immaterial to the service provider.
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

Alignment Healthcare, Inc.
(Parent Company Only)
Condensed Balance Sheets

	December 31, 2024	December 31, 2023
Assets
Investment in subsidiary	$425,033	$158,265
Total assets	$425,033	$158,265
Liabilities and Stockholders' Equity
Due to subsidiary	1,762	1,319
Accrued expenses	1,992	—
Long-term debt, net of debt issuance costs	321,428	—
Total liabilities	$325,182	$1,319
Commitments and Contingencies (Note 14)
Stockholders' Equity:
Preferred stock, $.001 par value; 100,000,000 shares authorized as of December 31, 2024 and 2023, respectively; no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $.001 par value; 1,000,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 191,778,639 and 188,951,643 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	192	189
Additional paid-in-capital	1,107,952	1,037,015
Accumulated deficit	(1,008,293)	(880,258)
Total Alignment Healthcare, Inc. stockholders' equity	99,851	156,946
Total liabilities and stockholders' equity	$425,033	$158,265
Alignment Healthcare, Inc.
(Parent Company Only)
Condensed Statements of Operations

	Year Ended December 31,
	2024	2023	2022
Revenues:
Total revenues	$—	$—	$—
Expenses:
Selling, general, and administrative expenses	443	488	438
Total expenses	443	488	438
Loss from operations	(443)	(488)	(438)
Other expenses:
Interest expense	1,700	—	—
Total other expenses	1,700	—	—
Loss before income taxes	(2,143)	(488)	(438)
Provision for income taxes	—	—	—
Net loss of Parent Company	(2,143)	(488)	(438)
Subsidiary's net loss	(125,928)	(147,685)	(149,201)
Net loss	(128,071)	(148,173)	(149,639)
Less: Net loss attributable to noncontrolling interest	36	156	92
Net loss attributable to Alignment Healthcare, Inc.	$(128,035)	$(148,017)	$(149,547)

Alignment Healthcare, Inc.
(Parent Company Only)
Condensed Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
Operating Activities:
Net loss attributable to Alignment Healthcare, Inc.	$(128,035)	$(148,017)	$(149,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of subsidiary	125,892	147,529	149,109
Amortization of debt issuance costs	220	—	—
Changes in operating assets and liabilities:
Due to subsidiary	1,923	488	438
Net cash provided by operating activities	—	—	—
Investing Activities:
Investment in Subsidiary	(321,525)	—	—
Net cash used in investing activities	(321,525)	—	—
Financing Activities:
Shares withheld net of restricted stock	(350)	—	—
Stock options exercised	155	—	—
Proceeds from long-term debt	330,000	—	—
Debt issuance costs	(8,280)	—	—
Net cash provided by financing activities	321,525	—	—
Net (decrease) increase in cash	—	—	—
Cash, cash equivalents and restricted cash at beginning of period	—	—	—
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—
Supplemental non-cash financing and investing activities:
Contribution of equity to subsidiary related to equity-based compensation	$71,132	$66,835	$81,718
Distribution from subsidiary	$—	$—	$85
Debt issuance costs in accounts payable	$512	$—	$—
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

Commitments and Contingencies
Alignment Healthcare, Inc., along with certain other subsidiaries, is a guarantor of the Term Loans discussed in Note 8 Long-Term Debt. The Terms Loans were repaid in full in November 2024.
For a summary of additional commitments and contingencies, see Note 14 Commitments and Contingencies.
Long-Term Debt
On November 22, 2024, Alignment Healthcare Inc. completed the sale of $330,000 of its 4.25% Convertible Senior Notes. See Note 8 Long-Term Debt for further discussion.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures:
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by our independent registered public accounting firm, as stated in their attestation report, which is included herein.
Changes to our Internal Controls over Financial Reporting:
There were no material changes in our internal control over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The majority of our work force works in a hybrid-remote fashion. We have not identified any impact in our internal control over financial reporting as a result of this working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. We are continually monitoring and assessing our remote working arrangements to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Alignment Healthcare, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Alignment Healthcare, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of

Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025 expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Costa Mesa, California
February 27, 2025
Item 9B. Other Information.
Rule 10b5-1 Plans

During the fiscal quarter ended December 31, 2024, our executive officers and directors adopted the following trading arrangements that are intended to satisfy the affirmative defense of Rule 10b5-1(c):

Name and Title	Date of Adoption	Date of Termination	Duration of Trading Arrangement	Number of Securities to be Sold(1)
Dawn Maroney, President	11/25/2024	N/A	4/14/2025 - 8/22/2025	350,000
Thomas Freeman, Chief Financial Officer(2)	11/25/2024	N/A	2/28/2025 - 11/28/2025	352,793
Thomas Freeman, Chief Financial Officer(2)	N/A	11/20/2024	3/14/2024 - 6/13/2025	518,000
Christopher Joyce, Chief Legal & Administrative Officer	11/27/2024	N/A	2/26/2025 - 11/14/2025	50,678
(1) Securities reported in this column include securities subject to limit orders and such orders may not fill if limit order conditions are not met. The actual number of shares sold under the plan will depend on the vesting of certain performance-based equity awards and the number of shares withheld or sold satisfy our income tax withholding obligations and may vary from the number provided herein. Number of performance share units included in plans assumes earned at target.
(2) Represents securities held by FCO Holdings LLC, a limited liability company owned by FCO Holdings Trust One, an irrevocable trust of which Mr. Freeman is an indirect beneficiary.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders under the headings “Election of Directors,” “Executive Officers,” “Commonly Asked Questions and Answers About the Annual Meeting,” and “Corporate Governance," and is incorporated herein by reference.
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
We maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our company’s securities by directors, officers, employees and other covered persons that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as Nasdaq listing standards. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.
Item 11. Executive Compensation.
The information required by this Item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders under the headings "Compensation Discussion and Analysis" and "Executive and Director Compensation," and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance" and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm," and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as a part of this report:
(a) (1) Financial Statements: The Financial Statements described in Part II. Item 8 and beginning on page 67 are filed as part of this Annual Report on Form 10-K.
(a) (3) Exhibits: The following exhibits are filed or furnished with or incorporated by reference this Annual Report on Form 10-K.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Alignment Healthcare, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 30, 2021).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated June 11, 2024 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on June 13, 2024)
3.3	Amended and Restated Bylaws of Alignment Healthcare, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K filed on February 27, 2024).
4.1
Registration Rights Agreement, dated as of March 30, 2021, among Alignment Healthcare, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 30, 2021).

4.2	Description of Capital Stock (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K filed on March 3, 2022).
4.3
Indenture dated November 22, 2024, by and among the Company, U.S. Bank Trust Company, National Association, as trustee, governing the 4.25% Convertible Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on November 25, 2024).

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

10.4	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 filed on March 23, 2021).
10.5+	Alignment Healthcare Holdings, LLC Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed on March 3, 2021).
10.6+	Alignment Healthcare, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 30, 2021).
10.7+	Amended & Restated Employment Agreement of John E. Kao dated March 26, 2021 (incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q filed on May 17, 2021).
10.8+	Amended & Restated Employment Agreement of Dawn Maroney dated March 26, 2021 (incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q filed on May 17, 2021).
10.9+	Amended & Restated Employment Agreement of Thomas Freeman dated March 26, 2021 (incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q filed on May 17, 2021).
10.10+	Employment Agreement of Joseph Konowiecki dated October 31, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 3, 2022).
10.11+	Amendment to Employment Agreement of Joseph Konowiecki dated December 27. 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 29, 2023).
10.12+	Employment Agreement of Hyong (Ken) Kim, M.D. dated as of September 25, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 6, 2023).
10.13+*	Employment Agreement of Hakan Kardes dated as of April 11, 2021.
10.14+
Consulting Agreement by and between Alignment Healthcare USA, LLC and Jeffrey Margolis, dated as of August 13, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 16, 2024)..

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
10.22
Amended & Restated Stockholders Agreement, dated as of April 30, 2024, among Alignment Healthcare, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 2, 2024).

19*	Alignment Healthcare, Inc. Insider Trading Policy
21.1*	List of Subsidiaries of Alignment Healthcare, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97+	Alignment Healthcare, Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Company's Form 10-K filed on February 27, 2024).
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
______________________
*Filed herewith.
**Furnished herewith
+Indicates management contract or compensatory plan.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alignment Healthcare, Inc.

Date: February 27, 2025	By:	/s/ John Kao
John Kao
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Kao	Chief Executive Officer (Principal Executive Officer)	February 27, 2025
John Kao

/s/ Thomas Freeman	Chief Financial Officer (Principal Financial Officer)	February 27, 2025
Thomas Freeman

/s/ Joseph Konowiecki	Chairman of the Board	February 27, 2025
Joseph Konowiecki

/s/ Jody Bilney	Director	February 27, 2025
Jody Bilney

/s/ David Hodgson	Director	February 27, 2025
David Hodgson

/s/ Yon Jorden	Director	February 27, 2025
Yon Jorden

/s/ Jacqueline Kosecoff	Director	February 27, 2025
Jacqueline Kosecoff

/s/ Margaret McCarthy	Director	February 27, 2025
Margaret McCarthy

/s/ Mark McClellan	Director	February 27, 2025
Mark McClellan

/s/ Robbert Vorhoff	Director	February 27, 2025
Robbert Vorhoff