Form 10-Q
period 2025-03-31
Alignment Healthcare, Inc.
filed 2025-05-01
CIK 1832466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2025, the registrant had 197,843,352 shares of common stock, $0.001 par value per share, outstanding.

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
•our ability to generate sufficient cash flow to service all of our indebtedness;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Alignment Healthcare, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except par value and share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$446,184	$432,859
Accounts receivable (less allowance for credit losses of $0 at March 31, 2025 and $0 at December 31, 2024)	214,059	153,904
Investments - current	33,360	37,791
Prepaid expenses and other current assets	80,883	37,084
Total current assets	774,486	661,638
Property and equipment, net	68,504	67,139
Right of use asset, net	7,750	7,818
Goodwill	34,192	34,826
Intangible Assets, net	4,550	4,550
Other assets	6,135	6,092
Total assets	$895,617	$782,063
Liabilities and Stockholders' Equity
Current Liabilities:
Medical expenses payable	$396,734	$289,788
Accounts payable and accrued expenses	28,032	22,126
Accrued compensation	32,353	39,931
Total current liabilities	457,119	351,845
Long-term debt, net of debt issuance costs	321,855	321,428
Long-term portion of lease liabilities	7,648	7,835
Total liabilities	786,622	681,108
Commitments and Contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $.001 par value; 100,000,000 shares authorized as of March 31, 2025 and December 31, 2024, respectively; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $.001 par value; 1,000,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 197,667,653 and 191,778,639 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	198	192
Additional paid-in capital	1,125,340	1,107,952
Accumulated deficit	(1,017,407)	(1,008,293)
Total Alignment Healthcare, Inc. stockholders' equity	108,131	99,851
Noncontrolling interest	864	1,104
Total stockholders' equity	108,995	100,955
Total liabilities and stockholders' equity	$895,617	$782,063
See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Earned premiums	$918,043	$621,556
Other	8,889	7,045
Total revenues	926,932	628,601
Expenses:
Medical expenses	820,900	573,218
Selling, general, and administrative expenses	103,831	90,512
Depreciation and amortization	7,594	5,977
Total expenses	932,325	669,707
Loss from operations	(5,393)	(41,106)
Other expenses:
Interest expense	3,950	5,427
Other (income) expenses, net	(10)	42
Total other expenses	3,940	5,469
Loss before income taxes	(9,333)	(46,575)
Provision for income taxes	21	—
Net loss	$(9,354)	$(46,575)
Less: Net loss attributable to noncontrolling interest	240	54
Net loss attributable to Alignment Healthcare, Inc.	$(9,114)	$(46,521)
Total weighted-average common shares outstanding - basic and diluted	193,606,438	189,005,394
Net loss per share - basic and diluted	$(0.05)	$(0.25)

See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(amounts in thousands, except par value and share amounts)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2024	191,778,639	$192	$1,107,952	$(1,008,293)	$1,104	$100,955
Net loss	—	—	—	(9,114)	(240)	(9,354)
Issuance of common stock upon vesting of restricted stock units	5,864,819	—	—	—	—	—
Forfeitures	(277)	—	—	—	—	—
Equity-based compensation	—	6	17,181	—	—	17,187
Stock options exercised	24,472	—	207	—	—	207
Balance at March 31, 2025	197,667,653	$198	$1,125,340	$(1,017,407)	$864	$108,995

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2023	188,951,643	$189	$1,037,015	$(880,258)	$1,125	$158,071
Net loss	—	—	—	(46,521)	(54)	(46,575)
Issuance of common stock upon vesting of restricted stock units	2,277,545	2	—	—	—	2
Forfeitures	(2,799)	—	—	—	—	—
Shares withheld related to net restricted stock settlement	(69,820)	—	(350)	—	—	(350)
Equity-based compensation	—	—	20,854	—	—	20,854
Noncontrolling interest attributable to subsidiary	—	—	—	—	15	15
Balance at March 31, 2024	191,156,569	$191	$1,057,519	$(926,779)	$1,086	$132,017
See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Activities:
Net loss	$(9,354)	$(46,575)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on right of use assets	—	143
Depreciation and amortization	7,627	6,029
Amortization-investment discount	(370)	(1,153)
Amortization-debt issuance costs	440	520
Equity-based compensation	17,187	20,854
Non-cash lease expense	395	472
Changes in operating assets and liabilities:
Accounts receivable	(60,155)	(45,322)
Prepaid expenses and other current assets	(43,800)	(8,886)
Other assets	(23)	(114)
Medical expenses payable	106,946	71,065
Accounts payable and accrued expenses	5,208	48
Deferred premium revenue	157	(59)
Accrued compensation	(7,577)	(2,505)
Lease liabilities	(65)	(755)
Net cash provided by (used in) operating activities	16,616	(6,238)
Investing Activities:
Purchase of investments	(17,905)	(21,564)
Maturities of investments	22,695	75,390
Acquisition of property and equipment	(8,252)	(11,121)
Net cash (used in) provided by investing activities	(3,462)	42,705
Financing Activities:
Payment of employment taxes related to release of restricted stock	—	(350)
Debt issuance costs	(26)	—
Proceeds from stock option exercises	207	—
Contributions from noncontrolling interest holders	—	15
Net cash provided by (used in) financing activities	181	(335)
Net increase in cash	13,335	36,132
Cash, cash equivalents and restricted cash at beginning of period	434,942	204,954
Cash, cash equivalents and restricted cash at end of period	$448,277	$241,086
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$5,175
Supplemental non-cash investing and financing activities:
Acquisition of property in accounts payable	$85	$156

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total above:

	March 31, 2025	March 31, 2024
Cash and cash equivalents	$446,184	$238,903
Restricted cash in other assets	2,093	2,183
Total	$448,277	$241,086
See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(amounts in thousands, except share amounts)
1. Organization
Alignment Healthcare, Inc. (collectively, “we” or “us” or “our” or the “Company”), is a next generation, consumer-centric health care platform that is purpose-built to provide seniors with high quality, affordable care with a vastly improved consumer experience. Enabled by our innovative technology and care delivery model, the Company focuses on improving outcomes in the Medicare Advantage sector. The Company’s operations primarily consist of Medicare Advantage Plans in the states of California, North Carolina, Nevada, Arizona and Texas.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The balance sheet as of December 31, 2024, included herein, was derived from audited financial statements, but does not include all disclosures required by GAAP. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year-ended December 31, 2024 as filed with the SEC. Furthermore, the condensed consolidated financial statements include the accounts of the Company, our subsidiaries, and three immaterial variable interest entities in which we are the primary beneficiary. All intercompany transactions have been eliminated in consolidation. Noncontrolling interest is presented within the equity section of the condensed consolidated balance sheets.
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
The CODM assesses the Company's performance by using consolidated net loss which is reported on the condensed consolidated statements of operations as net loss. This measure is used predominantly by the CODM in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources for the Company.
In addition to net loss, the CODM is also provided information on certain significant segment expenses which are presented below:

	Three Months Ended March 31,
	2025	2024
Revenues:	$926,932	$628,601
Expenses:
Medical expenses (less depreciation and equity-based compensation)	819,715	572,033
Selling, general, and administrative expenses (less equity-based compensation)	87,796	70,791
Other segment expenses (1)	24,825	26,925
Interest expense	3,950	5,427
Net loss	$(9,354)	$(46,575)
(1) Other segment items included in segment net income includes equity-based compensation, depreciation and amortization, other expenses (income), and provision for income taxes.
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
Level 1 - Quoted prices in active markets for identical assets or liabilities
Level 2 - Other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability
Level 3 - Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date
The fair value of cash, cash equivalents, restricted cash and U.S. Treasury bills was determined based on Level 1 inputs. The fair value of certificate of deposits, which are recorded in other assets in the condensed consolidated balance sheets, and long-term debt was determined based on Level 2 inputs. There were no assets or liabilities measured at fair value using Level 3 inputs as of March 31, 2025 and December 31, 2024.
Revenue and Accounts Receivable
Earned premium revenue consisted of premium revenue and capitation revenue for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Premium	$916,622	$619,722
Capitation	1,421	1,834
Total	$918,043	$621,556
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
We also participate in the CMS “ACO Realizing Equity, Access, and Community Health Model” or “ACO REACH” model, formerly the Direct Contracting Model ("DCE"). CMS serves as the claim adjudicator for institutional and specialists care, and directly pays for such fee for service claims. The ACO REACH entity ("ACO") is responsible for the cost of health care services related to the patient population attributed to the ACO by participating in 100% savings/losses via the risk share model and in some cases, are financially responsible for the supplemental benefits provided to the patients. In 2024, we entered into a management services and risk management agreement with a third-party healthcare company. The third-party is responsible for arranging and controlling the health care services provided to the ACO members, and for providing certain management and support services with respect to ACO operations. The third-party also assumes specified upside and downside financial risks relative to the ACO’s performance. As a result of this arrangement, revenue is recorded on a net basis within other revenue on the condensed consolidated statement of operations. Revenue recognized by the ACO for the three months ended March 31, 2025 and 2024 was $442 and $985, respectively.
Interest income earned on our cash deposits and short-term investments is included within other revenue on the condensed consolidated statements of operations. Interest income for the three months ended March 31, 2025 and 2024 was $6,499 and $5,443, respectively.
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
Our recognized premium revenue for our Medicare Advantage Plans in California, North Carolina, Nevada, Arizona and Texas are each subject to a minimum annual medical loss ratio (“MLR”) of 85%. The MLR represents medical costs as a percentage of premium revenue. The Code of Federal Regulations defines what constitutes medical costs and premium revenue, including certain additional expenses related to improving the quality of care provided, and the exclusion of certain taxes and fees, in each case as permitted or required by CMS and applicable regulatory requirements. If the minimum MLR is not met, we are required to remit a portion of the premiums back to the federal government. The amount remitted, if any, is recognized as an adjustment to premium revenues in the condensed consolidated statements of operations. The amounts payable under this provision were immaterial at March 31, 2025 and December 31, 2024.

Medicare Part D payments are also subject to a federal risk corridor program, which limits a health plan’s overall losses or profit if actual spending for basic Medicare Part D benefits is much higher or lower than what was anticipated. Risk corridor is recorded within premium revenue. The risk corridor provisions compare costs targeted in our bids or third-party payors’ bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS or third-party payors making additional payments to us or require us to refund a portion of the premiums we received. We estimate and recognize an adjustment to premium revenue related to these provisions based upon pharmacy claims experience. We record a receivable or payable at the contract level and classify the amount as current or long-term in our consolidated balance sheets based on the timing of expected settlement.
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
In August 2022, the Inflation Reduction Act ("IRA") was signed into law. The law intends to increase tax revenue and reduce Medicare costs through lower prescription drug prices, inflation rebates, and increased financial responsibility for certain drug manufacturers. The provisions of the law are set to take effect over the next seven years. For the three months ended March 31, 2025, we experienced an increase in both premium revenues and medical expenses as a result of the IRA. Our 2025 bid pricing and budget reflect the expected impact the IRA will have on our business for fiscal year 2025.

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
We record risk-sharing receivables and payables on a gross basis on the condensed consolidated balance sheets. Throughout the year, we evaluate expected losses on risk-sharing receivables and record the resulting expected losses to the reserve. We systematically build and release reserves based on adequacy and its assessment of expected losses on a monthly basis. Credit loss associated with risk share deficit receivables are recorded within medical expense in the condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024, we recorded an allowance for credit losses for substantially all of the risk-sharing receivable balance due to collection risk related to the balance. The risk-sharing payable is included within medical expenses payable on the condensed consolidated balance sheets.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits and current and restricted investments with financial institutions. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits. At March 31, 2025 and December 31, 2024, there was $478,157 and $469,373, respectively, in excess of FDIC-insured limits.
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
The Black-Scholes option pricing model requires the use of highly subjective assumptions, including the award’s expected term, the fair value of the underlying common stock, the expected volatility of the price of the common stock, risk-free interest rates, and the expected dividend yield of the common stock. The assumptions used to determine the fair value of the stock-based awards are management’s best estimates and involve inherent uncertainties and the application of judgment. The expected term represents the period the stock-based awards are expected to be outstanding. As we do not have sufficient historical experience for determining the expected term of the stock option awards granted, we utilize the simplified method available under GAAP. As we do not have a substantial trading history, volatility assumptions were developed using a combination of the Company's historical volatility and the historical volatilities of a set of peer companies, adjusted for debt-equity leverage. Equity-based compensation expense for awards with service-based vesting only is recognized on a graded vesting schedule over the requisite service period of the awards, which is generally three or four years.
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
Net Loss per Share
Net loss per share is calculated based on net loss attributable to Alignment Healthcare, Inc.'s stockholders. The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(9,354)	$(46,575)
Less: Net loss attributable to noncontrolling interests	240	54
Net loss attributable to Alignment Healthcare, Inc.	$(9,114)	$(46,521)
Denominator:
Total weighted-average common shares outstanding - basic and diluted	193,653,028	189,597,668
Less: Restricted shares of common stock	(46,590)	(592,274)
Total weighted-average common shares outstanding, net of restricted shares of common stock - basic and diluted	193,606,438	189,005,394
Net loss per share:
Net loss per share - basic and diluted	$(0.05)	$(0.25)
Basic net loss per share is the same as diluted net loss per share for periods presented as the inclusion of all potentially dilutive shares would have been anti-dilutive.
In addition to the restricted shares of common stock, we also excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share as of March 31, 2025 and 2024:

	March 31,
	2025	2024
Stock options	8,717,493	9,023,343
Restricted stock units	17,187,135	22,767,035
Convertible senior notes	25,720,959	—
Total	51,625,587	31,790,378
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
Recent Accounting Pronouncements Issued
In November 2024, the FASB issued ASU 2024-04 “Debt with Conversion and Other Options”, which improves and clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual periods beginning after December 15, 2025 (and interim reporting periods within those annual reporting periods). The Company is currently evaluating the impact of this ASU on its financial statements.
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
3. Fair Value
The following tables present the carrying value and fair value of these financial instruments as of March 31, 2025 and December 31, 2024:

	March 31, 2025
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
U.S. Treasury bills	$71,875	$71,874	$—	$—
Certificate of deposits	2,331	—	2,331	—
Total	$74,206	$71,874	$2,331	$—

	December 31, 2024
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
U.S. Treasury bills	$71,120	$71,135	$—	$—
Certificate of deposits	2,321	—	2,321	—
Total	$73,441	$71,135	$2,321	$—
The Company estimates the fair value of its convertible senior notes based on valuations provided by third-party pricing services. Fair value of the long-term debt as of March 31, 2025 was approximately $467,834. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy.
The carrying value of long-term debt represents the outstanding balance, net of unamortized debt issuance costs which was $321,855 and $321,428 as of March 31, 2025 and December 31, 2024, respectively. As of December 31, 2024, the fair value of our long-term debt approximated the carrying value.
Our nonfinancial assets and liabilities, which include goodwill, intangible assets, property, and equipment, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess these assets for impairment. We recorded an impairment charge related to goodwill as of March 31, 2025 and as of December 31, 2024. See Note 6, Goodwill and Intangible Assets.
U.S. Treasury Securities Investments
As of March 31, 2025 and December 31, 2024, the Company had $33,360 and $37,791, respectively, of investments in U.S. Treasury bills, which were classified as held to maturity and carried at amortized cost. These investments are included in short-term investments in the condensed consolidated balance sheets as the original maturities are greater than three months and less than twelve months. The Company has the intent and ability to hold these securities to maturity and gross unrecognized gains and losses were immaterial.
As of March 31, 2025 and December 31, 2024, the Company had $37,471 and $32,296, respectively, of investments in U.S. Treasury bill money market funds with an original maturity of less than three months. These investments are considered cash equivalents and are included in cash and cash equivalents in the condensed consolidated balances sheets.
Restricted Investments
Restricted investments are composed of investments in U.S. Treasury bills and certificates of deposits and are included within other assets in the condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the Company had $1,044 and $1,033 of restricted investments in U.S. Treasury bills and $2,331 and $2,321 of restricted investments in certificates of deposits, respectively. The Company has the intent and ability to hold these investments until maturity; therefore, these investments are stated at amortized cost. Restricted investments are required to be maintained at a financial institution within certain states. As of March 31, 2025 and December 31, 2024, these investments had maturities with less than 12 months. Due to the nature of the state's requirements, these assets are classified as noncurrent assets regardless of the contractual maturity date.
4. Accounts Receivable
Accounts receivable consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Government receivables	$68,467	$26,338
Pharmacy rebate receivables	127,147	111,813
Other receivables	18,445	15,753
Total accounts receivable	214,059	153,904
Allowance for credit losses	—	—
Accounts receivable, net	$214,059	$153,904
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
We recorded a credit loss related to accounts receivable of $0 and $0 during the three months ended March 31, 2025 and 2024, respectively. Credit losses are recorded in selling general, and administrative expenses in the condensed consolidated statements of operations.

5. Property and Equipment
Property and equipment consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Computers and equipment	$12,723	$12,569
Office equipment and furniture	4,341	4,341
Software	184,548	179,336
Leasehold improvements	6,231	6,231
Construction in progress	17,009	14,049
Subtotal	224,852	216,526
Less accumulated depreciation	(156,348)	(149,387)
Property and equipment-net	$68,504	$67,139
Depreciation expense for the three months ended March 31, 2025 and 2024 was $6,993 and $6,001, respectively, of which $33 and $52, respectively, were included in medical expenses.
6. Goodwill and Intangible Assets
Intangible assets consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$34,192	$—	$34,192	—
License (indefinite lived)	4,550	—	4,550	—
Plan member relationships	2,700	(2,700)	—	9 years
Other	633	(633)	—	2 - 10 years
Total	$42,075	$(3,333)	$38,742

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$34,826	$—	$34,826	—
License (indefinite lived)	4,550	—	4,550	—
Plan member relationships	2,700	(2,700)	—	9 years
Other	633	(633)	—	2 - 10 years
Total	$42,709	$(3,333)	$39,376
Amortization expense relating to intangible assets for the three months ended March 31, 2025 and 2024, was $634 and $28, respectively. Included within the amortization balance for the three months ended March 31, 2025 was $634 in impairment charges related to the remeasurement of goodwill associated with one of our subsidiaries.
There were no impairment charges related to goodwill and intangible assets for the three months ended March 31, 2024.

7. Medical Expenses Payable
The following table is a detail of medical expenses payable as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Claims incurred but not paid	$196,936	$168,357
Capitation and risk-sharing payable	83,771	52,016
Other	116,027	69,415
Medical expenses payable	$396,734	$289,788
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
The following table presents components of the change in medical expenses payable as of March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Claims incurred but not paid - beginning balance	$168,357	$95,664
Incurred related to:
Current year	282,332	198,675
Prior years	(14,596)	(4,969)
Total incurred, net of reinsurance	267,736	193,706
Payments related to:
Current year	123,768	91,486
Prior years	115,389	68,639
Total payments, net of reinsurance	239,157	160,125
Claims incurred but not paid - ending balance	196,936	129,245
Capitation payable, risk-sharing payable, and other	199,798	147,219
Total medical expenses payable	$396,734	$276,464
We re-examine previously established outstanding claims reserve estimates based on actual claims submissions and other changes in facts and circumstances. We recognized a favorable prior year development, excluding provision for adverse deviation, of $5,951 and $871 for the three months ended March 31, 2025 and March 31, 2024, respectively. The favorable prior year development was primarily due to better-than-expected claims recoveries and actual claims expense being less than expected.

8. Long-Term Debt
Long-term debt is recorded at carrying value in the condensed consolidated balance sheets. The carrying value of long-term debt outstanding, net of unamortized debt issuance costs, consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Long-term debt	$330,000	$330,000
Less unamortized debt issuance costs	(8,145)	(8,572)
Long-term debt-net of amortization	321,855	321,428
Less current maturities of long-term debt	—	—
Long-term debt - net of current portion	$321,855	$321,428
Oxford Term Loan
On September 2, 2022 (the "Effective Date"), Alignment Healthcare USA, LLC, an indirect subsidiary of the Company (the “Borrower”) and certain of our other subsidiaries entered into a term loan agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC, as administrative agent, collateral agent and a lender, and the other lenders from time to time party thereto (collectively, the “Lenders”), pursuant to which the Lenders have agreed to lend the Borrower an aggregate principal amount of up to $250,000 in a series of term loans (the “Term Loans”). Pursuant to the Oxford Loan Agreement, we received an initial Term Loan of $165,000 on the Effective Date and had the option to borrow up to an additional $85,000 of Term Loans. On June 14, 2024, we borrowed $50,000 in aggregate principal amount of the Delayed Draw Term Loans prior to the expiration date for such amount of the Delayed Draw Term Loans of June 30, 2024. Interest on the Term Loans was a variable rate equal to (i) the secured overnight financing rate ("SOFR") administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a floor of 1.00%, plus (ii) an applicable margin of 6.50%.
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

Prior to the close of business on the business day immediately preceding August 15, 2029, the Notes will be convertible at the option of holders during certain periods, upon satisfaction of certain conditions. On or after August 15, 2029, the Notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Notes may be settled in shares of Company common stock, cash or a combination of cash and shares of Company common stock, at the Company's election.

The Notes have an initial conversion rate of approximately 62.4 shares of Company common stock per $1 principal amount of the Notes. The conversion rate will be subject to adjustment in certain events, including adjustment in the event of certain significant corporate transactions. This represents an initial conversion price of approximately $16.04 per share. The initial conversion price of the Notes represents a premium of approximately 25% to the closing price of the Company's common stock on November 14, 2024. The Company has used the proceeds from the sale of the Notes to repay in full the

$215,000 aggregate principal amount, accrued interest and fees related to the Oxford term loans, as well as certain fees and expenses incurred in connection with the transaction.
The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25% in principal amount of the outstanding notes may declare 100% of the principal of, and accrued and unpaid special interest, if any, on, all the notes to be due and payable.
The Company has recognized the Notes in their entirety as a liability on the condensed consolidated balance sheet and no portion of the proceeds from the issuance of the convertible debt instrument was accounted for separately as an embedded conversion feature within stockholders’ equity.
Future maturities under the Notes for each of the next five years ending March 31, are as follows:

Amount
Remainder of 2025	$—
2026	—
2027	—
2028	—
2029	330,000
$330,000
9. Income Taxes
For the three months ended March 31, 2025 and 2024, we recorded income tax expense of $21 and $0, respectively. The change in tax for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024 is primarily attributable to a change in state taxes. Our future effective tax rate may vary from the statutory tax rate primarily due to changes in our valuation allowance, state taxes, and excess executive compensation.
We have federal and state cumulative net operating losses ("NOLs") as of March 31, 2025 and December 31, 2024. Given the history of losses, and after consideration for the risk associated with estimates of future taxable income, we established a full valuation allowance against net deferred tax assets at March 31, 2025 and 2024. Under the Tax Cuts and Jobs Act (“TCJA”), federal NOLs generated after 2017 will be carried forward indefinitely but are limited to an 80% deduction of taxable income. NOLs generated prior to 2018 have a 20-year carryforward period and can be used to offset 100% of taxable income. An exception to the TCJA federal NOL rule applies to certain of our subsidiaries and requires all NOLs generated from those entities to have a 20-year carryforward period and offset 100% of taxable income. For the year ended December 31, 2024 federal and state NOL carryforwards were $565,838 and $543,513, respectively. $374,188 of the total federal net operating loss carryforwards have an indefinite life while the remaining federal and state net operating loss carryforwards begin to expire in 2033 if not utilized. On June 27, 2024, California Senate Bill 167 (“SB 167”) was enacted into law, suspending California NOL utilization for taxpayers with more than $1 million of taxable income, effective for tax years 2024, 2025, and 2026. SB 167 includes an extended carryover period for the suspended NOLs with an additional year carryforward for each year of suspension. The Company will continue to monitor this legislation and its impact on our deferred tax assets.
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
The following is a summary of the stock option transactions as of and for the three months ended March 31, 2025:

	Stock Options Outstanding
(amounts in thousands, except shares and per share amount)	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2024	8,762,481	$16.97	6.29	$2,250
Options granted	—	—
Options exercised	(24,472)	8.47
Options forfeited / expired	(20,516)	16.06
Balances as of March 31, 2025	8,717,493	17.00	6.04	14,203
Vested and Exercisable as of March 31, 2025	8,238,335	$17.23	6.01	$11,551
Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of our common stock. The aggregate intrinsic value of options exercised for the three months ended March 31, 2025 was $248. No options were granted during the three months ended March 31, 2025.
Restricted Stock Awards
Our outstanding Restricted Stock Awards ("RSA") generally vest 25% annually over four years. RSAs converted from pre-initial public offering ("IPO") awards generally vest on the later of the fourth anniversary of the original vesting commencement date or 50% annually on the first and second anniversary of the IPO.
The following is a summary of RSA transactions for the three months ended March 31, 2025:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2024	50,192	$16.86
Vested	(49,915)	18.00
Forfeited	(277)	18.00
Unvested and outstanding as of March 31, 2025	—	$—
Restricted Stock Units
Our outstanding Restricted Stock Units ("RSU") generally vest 33% annually over three years or 25% annually over four years.

The following is a summary of RSU transactions as of and for the three months ended March 31, 2025:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2024	13,344,685	$9.05
Granted	2,214,287	15.48
Vested(1)	(3,004,707)	6.74
Forfeited	(321,137)	8.71
Unvested and outstanding as of March 31, 2025	12,233,128	$10.79
(1) Includes shares that vested but the issuance and delivery of the shares was deferred.
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
50% of the total number of earned PSUs vested upon certification of achievement of the performance metrics by the Compensation Committee in March 2025 and the remaining 50% of earned PSUs will be become vested as of December 31, 2025, subject to continued service to the Company through such dates.
On March 13, 2024, the Compensation Committee of the Board of Directors of the Company approved additional grants of PSUs under the Company's 2021 Equity Incentive Plan. Each grantee is eligible to vest in a number of PSUs ranging from 0% to 200% of the target number of PSUs granted, based on the aggregated achievement by the Company of certain performance metrics during the performance period beginning on January 1, 2026 and ending on December 31, 2026. The achievement of PSUs relative to the approved target is based on the following performance metrics and relative weighting: Revenue 50% and Adjusted EBITDA 50%. 100% of the total number of earned PSUs will become vested upon certification of achievement of the performance metrics by the Compensation Committee on or about March 1, 2027 subject to continued service to the Company through such date.
On March 13, 2025, the Compensation Committee of the Board of Directors of the Company approved additional grants of PSUs under the Company's 2021 Equity Incentive Plan. Each grantee is eligible to vest in a number of PSUs ranging from 0% to 200% of the target number of PSUs granted, based on the aggregated achievement by the Company of certain performance metrics during the performance period beginning on January 1, 2027 and ending on December 31, 2027. The achievement of PSUs relative to the approved target is based on the following performance metrics and relative weighting: Revenue 50% and Adjusted EBITDA 50%. 100% of the total number of earned PSUs will become vested upon certification of achievement of the performance metrics by the Compensation Committee on or about March 1, 2028, subject to continued service to the Company through such date.
The following is a summary of PSU transactions for the three months ended March 31, 2025:

	Performance-based restricted stock units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2024	8,074,871	$5.64
Granted	714,193	15.50
Vested	(3,826,723)	5.74
Forfeited	(8,334)	5.74
Unvested and outstanding as of March 31, 2025	4,954,007	$6.98

Equity-Based Compensation Expense
Total equity-based compensation expense was presented on the statement of operations as follows:

	Three Months Ended March 31,
(amounts in thousands)	2025	2024
Selling, general and administrative expenses	$16,035	$19,721
Medical expenses	1,152	1,133
Total equity-based compensation expense	$17,187	$20,854
As of March 31, 2025, there was $85,769 in unrecognized compensation expense related to all non-vested awards (Options, RSUs and PSUs) that will be recognized over the weighted-average period of 1.82 years.
11. Regulatory Requirements and Restricted Funds
Our health plans or risk-bearing entities are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which it operates.
Risk-Based Capital ("RBC")
The National Association of Insurance Commissioners has adopted rules, which, if implemented by the states, set minimum capitalization requirements for insurance companies, health maintenance organizations ("HMOs"), and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital rules, which may vary from state to state. Certain states in which our health plans or risk-bearing entities operate have adopted the RBC rules. Our health plans or risk-bearing entities were in compliance with the minimum capital requirements as of March 31, 2025.
Tangible Net Equity ("TNE")
Our health plans in California are required to comply with the tangible net equity requirements. The required amount is 150% of the larger of: (1) $1,000; (2) the sum of 2% of the first $150,000 of annualized premium revenue and 1% of annualized premium revenue in excess of $150,000; or (3) 8% of the first $150,000 of annualized health care expenditures except those paid on a capitated or managed hospital payment basis, plus 4% of  the annualized health care expenditures in excess of $150,000, except those paid on a capitated or managed hospital payment basis, plus 4% of annualized hospital expenditures paid on a managed hospital payment basis. For newer health plans, through the first three years immediately following the health plan’s operational start date, the required amount is 200% of the larger of the TNE calculation described above. We were in compliance with the TNE requirements as of March 31, 2025.
We have the ability to provide additional capital to each of our health plans or risk-bearing entities when necessary to ensure that the RBC and TNE requirements are met.
Certain states regulate the payment of dividends, loans, or other cash transfers from our regulated subsidiaries to our non-regulated subsidiaries and parent company. Such payments may require approval by state regulatory authorities and are limited based on certain financial criteria, such as the entity’s level of statutory income and statutory capital and surplus, or the entity’s level of tangible net equity or net worth, amongst other measures. These regulations vary by state. We were in compliance with the RBC and TNE requirements as of March 31, 2025.
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
On April 27, 2022, a former employee of the Company filed a purported class action lawsuit (Dabney v. Alignment Healthcare USA, LLC, Orange County Superior Court) alleging that the Company failed to provide hourly employees with required meal and rest breaks or pay such workers a premium equal to an hour of pay for missed meal or rest breaks. Discovery in the matter commenced on June 8, 2022. On September 2, 2022, the court granted a stay of proceedings and discovery in anticipation of mediation scheduled for August 2023. On August 15, 2023, the Company entered into a tentative settlement of the action in consideration of an aggregate payment of $913. The settlement of this matter is subject to approval by the court which is expected in the second quarter of 2025. As a result of the tentative settlement, the Company has accrued for a potential liability of $913 as of March 31, 2025 and December 31, 2024 for this matter, which was recorded within accounts payable and accrued expenses on the condensed consolidated balance sheets and selling, general and administrative expenses on the condensed consolidated statements of operations.
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

The Company entered into discussions with plaintiffs’ counsel to negotiate with respect to attorney’s fees. In March 2025 the parties reached an agreement on settlement fees in the amount of $950. The Company has accrued for the settlement amount as of March 31, 2025, and the settlement was paid in April 2025.
We may be involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate resolution of legal proceedings is not expected to have a material adverse effect on the condensed consolidated financial statements. Amounts accrued for legal proceedings were not material as of March 31, 2025 and December 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our audited financial statements and the accompanying notes as well as “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024 (our "Annual Report"), as well as our unaudited condensed consolidated financial statements and related notes presented herein in Part I, Item 1 included elsewhere in this Quarterly Report. Unless the context otherwise indicates or requires, the terms “we”, “our” and the “Company” as used herein refer to Alignment Healthcare, Inc. and its consolidated subsidiaries.
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
We have grown Health Plan Membership, which we define as members enrolled in our health maintenance organization ("HMO") and preferred provider organization ("PPO") contracts (the "Alignment Health Plans"), from approximately 13,000 at inception to 217,500 as of March 31, 2025, representing a 29% compound annual growth rate across 45 markets and 5 states. Our ultimate goal is to bring this differentiated, advocacy-driven healthcare experience to millions of senior consumers in the United States and to become the most trusted senior healthcare brand in the country.
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
For the 2025 plan year, Alignment offers plans in 45 markets across California (22 markets), North Carolina (16 markets), Nevada (2 markets), Arizona (3 markets) and Texas (2 markets). There are approximately 8.2 million Medicare-eligible seniors in our current markets.
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

Additionally, our historical financial performance has been, and we expect our financial performance in the future will be, driven by our ability to:
•Capitalize on Our Existing Market Growth Opportunity: Our ability to attract and retain members to grow in our existing markets depends on our ability to offer a superior value proposition. We routinely take market share from large established players in highly competitive markets, a key source of our health plan membership growth in excess of the industry average. We believe that there are still significant opportunities for future growth even in our most mature markets where we have approximately 10-30% market share. According to CMS data as of March 31, 2025, our approximately 217,500 Health Plan Members represent only 5% market share of Medicare Advantage enrollees in our markets.
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
•Provide Superior Service, Care and Consumer Satisfaction: We are highly focused on providing superior service and care to our members and on maintaining high levels of consumer satisfaction, which are key to our financial performance and growth. The CMS Five Star Quality Rating System provides economic incentives to Medicare Advantage plans that achieve higher Star ratings by (i) meeting certain care criteria (such as completing particular preventative screening procedures or ensuring proper follow-up care is provided for specific conditions or episodes) and (ii) receiving high member satisfaction ratings. These incentives impact financial performance in the year following the CMS Rating Year (for example, CMS’s announcement of the 2025 Ratings occurred in the second half of 2024 and will impact our financial performance in 2026). In aggregate, more than 95% of our health plan members are enrolled in plans rated 4 stars and above, meaning the vast majority of members consistently receive a high-quality care experience, as defined under CMS star measurement criteria. Additionally, the California HMO plan has achieved a 4 star or greater rating for eight consecutive years.
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
•Achieve Superior Unit Economics: As our senior population ages, their healthcare needs become more frequent and complex. To combat the healthcare cost increases that typically result, we proactively look to (i) connect with our population early in their enrollment with Alignment to assess their care needs, (ii) develop care plans and engage those members with more chronic, complex health challenges in our clinical model, and (iii) continue to monitor and evaluate our healthier members in a preventative fashion over time. Given the Medicare Advantage payment mechanism and the retention of the vast majority of our members who continue to choose Alignment after their initial selection year, we are able to focus our efforts on driving favorable long-term health outcomes for our entire population. As a result, our clinical model efforts have demonstrated the ability to lower the MBRs of our returning members. We believe this is evidence of our ability to manage the financial risk of our members as they age, and that these favorable underlying unit economic trends translate directly to our ability to continue to deliver a richer product to the marketplace. With this dynamic in mind, our consolidated MBR may be impacted year-to-

year based on our pace of new member growth and mix of members by cohort. However, we believe our ability to sustain MBR performance improvement over time positions us well to invest in new member growth to drive long-term financial performance.
•Invest in our Platform and Growth: We plan to continue to invest in our business in order to further develop our AVA platform, pursue new expansion opportunities and create innovative product offerings. In addition, in order to maintain a differentiated value proposition for our members, we continue to invest in innovative product offerings and supplemental benefits to meet the evolving needs of the senior consumer. We anticipate further investments in our business as we expand into new markets and pursue strategic acquisitions, which we expect will primarily be focused on healthcare delivery groups in key geographies, standalone and provider-sponsored Medicare Advantage plans and other complementary risk bearing assets.
•Navigate Seasonality to our Business: Our operational and financial results will experience some variability depending upon the time of year in which they are measured. We experience the largest portion of member growth during the first quarter, when plan enrollment selections made during the annual enrollment period ("AEP") from October 15th through December 7th of the prior year take effect. As a result, we expect to see a significant percentage of our member growth occur on January 1 of a given calendar year.. As the year progresses, our per-member revenue often declines as new members join us, typically with less complete or accurate documentation (and therefore lower risk-adjustment scores), and senior mortality disproportionately impacts our higher-acuity (and therefore greater revenue) members. Medical costs will vary seasonally depending on a number of factors, but most significantly the weather. Certain illnesses, such as the influenza virus, are far more prevalent during colder months of the year, which will result in an increase in medical expenses during these time periods. We therefore expect to see higher levels of per-member medical costs in the first and fourth quarters. The design of our prescription drug coverage (Medicare Part D) results in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period, which begins annually on January 1 for renewals. We anticipate that, starting in 2025, the benefit redesign under the Inflation Reduction Act will result in much more moderate seasonality than we have experienced in past years. Members will still pass through the benefit phases, but our share of the total liability will be more consistent through each phase than it has been in the past. In addition, we expect our corporate, general and administrative expenses to increase in absolute dollars for the foreseeable future to support our growth. Due to the timing of many of these investments, including our primary sales and marketing season, we typically incur a greater level of investment in the second half of the year relative to the first half of the year.

Executive Summary
The following table presents key financial statistics for the periods indicated:

	Three Months Ended March 31,
(dollars in '000's, except percentages)	2025	2024	% Change
Health plan membership (at period end)	217,500	165,100	31.7%
Medical benefits ratio	88.4%	90.9%	(2.5)%
Revenues	$926,932	$628,601	47.5%
Loss from Operations	$(5,393)	$(41,106)	86.9%
Net loss	$(9,354)	$(46,575)	79.9%
Adjusted EBITDA(1)	$20,178	$(11,980)	268.4%
Adjusted gross profit (1)	$107,217	$57,343	87.0%
(1)See "Adjusted EBITDA" and "Adjusted Gross Profit" below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
Health Plan Membership
We define Health Plan Membership as the number of members enrolled in our HMO and PPO contracts as of the end of a reporting period. We believe this is an important metric to assess growth of our underlying business, which is indicative of our ability to consistently offer a superior value proposition to seniors. This metric excludes third party payor members with respect to which we are at-risk for managing their healthcare expenditures, which represented 400 members as of March 31, 2025 and 2024. It also excludes the approximately 6,600 and 8,800 ACO REACH members as of March 31, 2025 and 2024, respectively.
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

Adjusted gross profit is reconciled as follows:

	Three Months Ended March 31,
	2025	2024
(dollars in thousands)
Loss from operations	$(5,393)	$(41,106)
Add back:
Equity-based compensation (medical expenses)	1,152	1,133
Depreciation (medical expenses)	33	52
Restructuring costs (medical expenses)(1)	—	775
Depreciation and amortization(2)	7,594	5,977
Selling, general, and administrative expenses	103,831	90,512
Total add back	112,610	98,449
Adjusted gross profit	$107,217	$57,343
(1)Represents severance and related costs incurred as part of a corporate restructuring designed to streamline our organizational structure and drive operational efficiencies.
(2)Amortization expense for the three months ended March 31, 2025 includes $0.6 million in impairment expense related to the remeasurement of goodwill associated with one of our subsidiaries.
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss before interest expense, income taxes, depreciation and amortization expense, certain litigation costs, gains or losses on right of use ("ROU") assets, gains or losses on sale of property and equipment, restructuring costs and equity-based compensation expense. Adjusted EBITDA is a key measure used by our management and our Board to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operating plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA provides useful measures for period-to-period comparisons of our business, as we do not consider the excluded items to be part of our ongoing results of operations. Given our intent to continue to invest in our platform and the scalability of our business in the short to medium-term, we believe Adjusted EBITDA over the long term will be an important indicator of value creation.
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

Adjusted EBITDA is reconciled as follows:

	Three Months Ended March 31,
	2025	2024
(dollars in thousands)
Net loss	$(9,354)	$(46,575)
Less: Net loss attributable to noncontrolling interest	240	54
Adjustments:
Interest expense	3,950	5,427
Depreciation and amortization(1)	7,627	6,029
Income taxes	21	—
Equity-based compensation(2)	17,187	20,854
Litigation costs (3)	507	320
Loss on ROU assets(4)	—	143
Restructuring costs(5)	—	1,768
Adjusted EBITDA	$20,178	$(11,980)

(1)Amortization expense for the three months ended March 31, 2025 includes $0.6 million in impairment expense related to the remeasurement of goodwill associated with one of our subsidiaries.
(2)Represents equity-based compensation related to grants made in the applicable year.
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

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2025	2024
(dollars in thousands)
Revenues:
Earned premiums	$918,043	$621,556
Other	8,889	7,045
Total revenues	$926,932	$628,601
Expenses:
Medical expenses	820,900	573,218
Selling, general and administrative expenses	103,831	90,512
Depreciation and amortization	7,594	5,977
Total expenses	932,325	669,707
Loss from operations	(5,393)	(41,106)
Other expenses:
Interest expense	3,950	5,427
Other (income) expenses, net	(10)	42
Total other expenses	3,940	5,469
Loss before income taxes	(9,333)	(46,575)
Provision for income taxes	21	—
Net loss	$(9,354)	$(46,575)
Less: Net loss attributable to noncontrolling interest	240	54
Net loss attributable to Alignment Healthcare, Inc.	$(9,114)	$(46,521)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2025	2024
(% of revenue)
Revenues:
Earned premiums	99%	99%
Other	1	1
Total revenues	100	100
Expenses:
Medical expenses	89	91
Selling, general and administrative expenses	11	15
Depreciation and amortization	1	1
Total expenses	101	107
Loss from operations	(1)	(7)
Other expenses:
Interest expense	—	—
Other (income) expenses, net	—	—
Total other expenses	—	—
Loss before income taxes	(1)	(7)
Provision for income taxes	—	—
Net loss	(1)	(7)
Less: Net loss attributable to noncontrolling interest	—	—
Net loss attributable to Alignment Healthcare, Inc.	(1)%	(7)%
Revenues

	Three Months Ended March 31,		Change
	2025	2024	$	%
(dollars in thousands)
Revenues:
Earned premiums	$918,043	$621,556	$296,487	47.7%
Other	8,889	7,045	1,844	26.2%
Total revenues	$926,932	$628,601	$298,331	47.5%
Earned Premiums. Earned premium revenues were $918.0 million and $621.6 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $296.5 million or 47.7%. The increase was driven by a combination of growth in our Health Plan membership, which increased 31.7% between March 31, 2024 and March 31, 2025, and higher revenue per member per month. The increase in revenue per member per month is primarily attributable to an increase in the CMS benchmark rates and Part D revenue rates resulting from changes arising from the Inflation Reduction Act.
Other Revenue. Other revenue increased $1.8 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, an increase of 26.2%. The increase is mainly attributable to an increase in revenue from services provided to third-party providers and an increase in our average interest earning cash balances during the three months ended March 31, 2025 compared to three months ended March 31, 2024. Cash and cash equivalents were $446.2 million as of March 31, 2025 compared to $238.9 million as of March 31, 2024.

Expenses

	Three Months Ended March 31,		Change
	2025	2024	$	%
(dollars in thousands)
Expenses:
Medical expenses	$820,900	$573,218	$247,682	43.2%
Selling, general and administrative expenses	103,831	90,512	13,319	14.7%
Depreciation and amortization	7,594	5,977	1,617	27.1%
Total expenses	$932,325	$669,707	$262,618	39.2%

Medical Expenses. Medical expenses were $820.9 million and $573.2 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $247.7 million, or 43.2%. The increase was driven primarily by the growth in Alignment’s Health Plan membership, which increased 31.7% between March 31, 2024 and March 31, 2025 and an increase to our Part D cost sharing due to changes arising from the Inflation Reduction Act. Overall, medical expenses for the three months ended March 31, 2025 grew at a lower rate than earned premium revenues compared to the three months ended March 31, 2024, primarily due to a higher percentage of new members relative to returning members in 2024 compared to 2025. The decrease was offset by increases in unit costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $103.8 million and $90.5 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $13.3 million, or 14.7%. The increase was primarily due to an increase in ongoing investments and expenditures in network development, operations and sales and marketing to drive the growth of Alignment's Health Plan membership. Selling, general, and administrative expenses as a percentage of revenue decreased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to economies of scale gained from Alignment's membership growth.
Depreciation and Amortization. Depreciation and amortization expense was $7.6 million and $6.0 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $1.6 million, or 27.1%. The increase was primarily due to the amount and timing of our capital expenditures and the associated depreciation relative to 2024. Additionally, for the three months ended March 31, 2025 we recorded impairment expense of $0.6 million related to the remeasurement of goodwill associated with one of our subsidiaries. The goodwill impairment was recorded to amortization expense.
Other Expenses
Interest expense. Interest expense was $4.0 million and $5.4 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of $1.4 million or 25.9%. The decrease in interest expense was mainly attributable to a decrease in the interest rate on our debt following refinancing in November 2024. The convertible notes have an interest rate of 4.25%, compared to our prior term loans which had an average interest rate of 11.84% for the three months ended March 31, 2024. This decrease in interest rate was offset by an increase in our long-term debt balance which was $330.0 million as of March 31, 2025 compared to $165.0 million as of March 31, 2024.
Other income, net. Other income was $0.0 million for the three months ended March 31, 2025 and 2024.
Liquidity and Capital Resources
General
To date, we have financed our operations principally through our IPO, private placements of our equity securities, revenues, and convertible notes (described below). As of March 31, 2025, we had $479.5 million in cash, cash equivalents and short-term investments.
We operate as a holding company in a highly regulated industry. Alignment Healthcare, Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We maintain significant levels of aggregate excess statutory capital and surplus in our state-

regulated operating subsidiaries. As of March 31, 2025, our operating parent company (an indirect wholly owned subsidiary of our parent company) had $178.5 million in cash, cash equivalents and short-term investments.
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
Certain states in which we operate as a CMS-licensed Medicare Advantage company may require us to meet certain capital adequacy performance standards and tests. The National Association of Insurance Commissioners has adopted rules which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for healthcare coverage. The requirements take the form of risk-based capital (“RBC”) rules, which may vary from state to state. Certain states in which our health plans or risk bearing entities operate have adopted the RBC rules. Other states in which our health plans or risk bearing entities operate have chosen not to adopt the RBC rules, but instead have designed and implemented their own rules regarding capital adequacy. As of March 31, 2025, our health plans or risk-bearing entities were in compliance with the minimum capital requirements.
Oxford Term Loan
On September 2, 2022 (the “Effective Date”), Alignment Healthcare USA, LLC, an indirect subsidiary of the Company (the “Borrower”) and certain of our other subsidiaries (together with the Company and the Borrower, the “Borrower Parties”) entered into a term loan agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC (“Oxford”), as administrative agent, collateral agent and a lender, and the other lenders from time to time party thereto (collectively, the “Lenders”), pursuant to which the Lenders agreed to lend the Borrower an aggregate principal amount of up to $250.0 million in a series of term loans (the “Term Loans”). Pursuant to the Oxford Loan Agreement, the Borrower received an initial Term Loan of $165.0 million on the Effective Date and had the option to borrow up to an additional $85.0 million of Term Loans (such additional Term Loans, the “Delayed Draw Term Loans”). On June 14, 2024, we borrowed $50,000 in aggregate principal amount of the Delayed Draw Term Loans prior to the expiration date for such amount of the Delayed Draw Term Loans of June 30, 2024. Interest on the Term Loans was a variable rate equal to (i) the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a floor of 1.00%, plus (ii) an applicable margin of 6.50%.
In connection with the issuance of the convertible senior notes, described below, we repaid all amounts outstanding under the term loans with Oxford Finance on November 22, 2024.
Convertible Senior Notes
On November 22, 2024, (the "Effective Date"), the Company completed the sale of $330.0 million of its 4.25% Convertible Senior Notes (the "Notes"). The Notes were issued pursuant to an indenture (the "Indenture"), dated as of November 22, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (the "Trustee"). The Notes are senior, unsecured obligations of the Company, and interest will be payable semi-annually in arrears at a rate of 4.25% per annum beginning on May 15, 2025. The Notes will mature on November 15, 2029, unless earlier repurchased, redeemed or converted in accordance with their terms. The net cash proceeds from the sale of the

Notes was approximately $321.1 million, after subtracting fees, discounts and estimated expenses in connection with the transaction.
Prior to the close of business on the business day immediately preceding August 15, 2029, the Notes will be convertible at the option of holders during certain periods, upon satisfaction of certain conditions. On or after August 15, 2029, the Notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Notes may be settled in shares of Company common stock, cash or a combination of cash and shares of Company common stock, at the Company's election.
The Notes have an initial conversion rate of approximately 62.4 shares of Company common stock per $1 principal amount of the Notes. The conversion rate will be subject to adjustment in certain events, including adjustment in the event of certain significant corporate transactions. This represents an initial conversion price of approximately $16.04 per share. The initial conversion price of the Notes represents a premium of approximately 25% to the closing price of the Company's common stock on November 14, 2024. The Company has used the proceeds from the sale of the Notes to repay in full the $215.0 million aggregate principal amount, accrued interest and fees related to the Oxford term loans, as well as certain fees and expenses incurred in connection with the transaction.
The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25% in principal amount of the outstanding notes may declare 100% of the principal of, and accrued and unpaid special interest, if any, on, all the notes to be due and payable.
The Company has recognized the Notes in their entirety as a liability on the condensed consolidated balance sheet and no portion of the proceeds from the issuance of the convertible debt instrument was accounted for separately as an embedded conversion feature within stockholders’ equity.
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Net cash provided by (used in) operating activities	$16,616	$(6,238)
Net cash (used in) provided by investing activities	(3,462)	42,705
Net cash provided by (used in) financing activities	181	(335)
Net change in cash	13,335	36,132
Cash, cash equivalents and restricted cash at beginning of period	434,942	204,954
Cash, cash equivalents and restricted cash at end of period	$448,277	$241,086
Operating Activities
For the three months ended March 31, 2025, net cash provided by operating activities was $16.6 million, an increase of $22.9 million compared to net cash used in operating activities of $6.2 million for the three months ended March 31, 2024. The increase is mainly attributable to a decrease in net loss. This decrease was offset by an increase in prepaid expenses and other current assets due to a change in our Part D balances arising from the Inflation Reduction Act.
Investing Activities

For the three months ended March 31, 2025, net cash used in investing activities was $3.5 million, a decrease of $46.2 million compared to net cash provided by investing activities of $42.7 million for the three months ended March 31, 2024. The decrease primarily relates to increased investment maturities during the three months ended March 31, 2024 compared to the three months ended March 31, 2025.

Financing Activities

For the three months ended March 31, 2025, net cash provided by financing activities was $0.2 million, an increase of $0.5 million, compared to net cash used in financing activities of $0.3 million for the three months ended March 31, 2024. The increase is primarily attributable to cash received in connection with stock option exercises during the three months ended March 31, 2025, which did not occur during the three months ended March 31, 2024.
Material cash requirements from known contractual and other obligations
There have been no material changes to our contractual obligations disclosed in our Annual Report.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2025.
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
Interest Rate Risk
As of March 31, 2025, we had $71.9 million of U.S. Treasury bills which were classified as held to maturity and had maturities less than twelve months. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe that our exposure to interest rate risk on these investments is not significant. We do not enter into investments for trading purposes.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures:
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2025.
Changes to our Internal Controls over Financial Reporting:
There were no material changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Chief Financial Officer Transition
On April 28, 2025, the Company entered into an agreement with James (“Jim”) Head to serve as its new Chief Financial Officer, effective as of May 2, 2025 (the “Effective Date”). Mr. Head will report directly to John Kao, the Company’s Chief Executive Officer. Mr. Head succeeds Thomas Freeman, who notified the Company on April 28, 2025 of his resignation as Chief Financial Officer, effective as of the Effective Date.

Mr. Head, age 59, joins the Company with more than 30 years of experience in strategic finance, healthcare and business development. He was most recently with Claritev Corp. (formerly MultiPlan Corp.), a publicly traded data analytics company for health plans, where he served as Executive Vice President and Chief Financial Officer from November 2021 to August 2024 and as capital structure advisor from September to December 2024. Prior to joining Claritev, he was a partner at BDT & Company, LLC, a merchant bank, from 2016 to 2021. Additionally, he worked in various senior leadership roles for Morgan Stanley over 21 years. Mr. Head holds a master of business administration from the UCLA Anderson School of Management and a bachelor of science degree in finance from Indiana University, Bloomington.
Mr. Freeman has served the Company since 2015, acting as its Chief Financial Officer since 2017, and the Company extends its gratitude to Mr. Freeman for his years of service and outstanding contributions to the Company. Mr. Freeman’s decision to resign as Chief Financial Officer was not the result of any disagreement with the Company. From the Effective Date until December 31, 2025 (unless otherwise agreed to by the parties), Mr. Freeman will serve as Strategic Advisor to the CEO and will provide services to facilitate an effective transition of his job responsibilities to Mr. Head. He will also advise on long-term strategy and key partnerships.
Employment Agreement with Mr. Head
On April 28, 2025, the Company entered into an employment agreement with Mr. Head in connection with his appointment as Chief Financial Officer (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Head will receive an annual base salary of $600,000. He is eligible to receive a cash bonus under the Company’s annual incentive plan with a target bonus set at 85% of his base salary and an annual equity grant with a target fair value of $2.5 million. In addition, Mr. Head will receive a one-time grant with a grant date fair value of $2.5 million, composed 50% of restricted stock units, which will vest annually over a three-year period, and 50% of performance share units, which will vest, if earned based on the achievement of corporate metrics, following certification of the Company’s financial results for the 2027 fiscal year, subject to Mr. Head’s continued service to the Company on each vesting date.
Upon a termination of Mr. Head’s employment by the Company without “cause,” a resignation by Mr. Head for “good reason” (as such terms are defined in the Employment Agreement), or a termination of employment due to the delivery of a notice of non-renewal by the Company to Mr. Head, subject to the execution and delivery of a release of claims and Mr. Head’s continued compliance with the restrictive covenants set forth in the Employment Agreement, Mr. Head would receive the following severance payments and benefits (in addition to any accrued salary and paid-time-off): (i) a cash payment equal to the sum of his base salary and target annual cash incentive bonus, paid in substantially equal installments over the 12-month period following termination; (ii) a prorated portion of his annual cash incentive bonus for the year of termination; and (iii) payment of COBRA premiums for up to one year following termination.
The foregoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which is filed herewith as Exhibit 10.1 and is incorporated by reference herein.
There are no arrangements or understandings between Mr. Head and any other persons pursuant to which he was selected as Chief Financial Officer of the Company. There are no family relationships between Mr. Head and any director or executive officer of the Company, and Mr. Head has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K nor are any such transactions currently proposed.
Amendment to Mr. Freeman’s Employment Agreement
On April 28, 2025, the Company and Mr. Freeman entered into an amendment to his employment agreement (the “Freeman Amendment”) with respect to the above-described transition of his duties. Pursuant to the Freeman Amendment, in consideration for his advisory services, Mr. Freeman will continue to receive his current annual base salary of $580,000 through May 31, 2025, and thereafter he will receive an annual base salary of $290,000. He will also receive (i) the second installment of the annual cash bonus payable under the Company’s annual incentive plan for calendar year 2024 and a pro rata portion, based on service from January 1 to May 31, 2025, of the annual cash bonus payable under the Company’s annual incentive plan for calendar year 2025; (ii) continued and accelerated vesting of certain outstanding equity awards; and (iii) continued eligibility to participate in the Company’s medical, dental and life insurance benefit plans.
The foregoing description of the Freeman Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Freeman Amendment, a copy of which is filed herewith as Exhibit 10.2 and is incorporated by reference herein.

Amendments to Executive Officer Employment Agreements
On April 28, 2025, the Company entered into amendments to the amended and restated employment agreements of Mr. Kao and Dawn Maroney, the Company’s President. The amendment to Mr. Kao’s employment agreement (the “Kao Amendment”) provides for a revised definition of “good reason” for a resignation of his employment. The amendment to Ms. Maroney’s employment agreement (the “Maroney Amendment”) provides for enhanced severance benefits in the event of a change in control of the Company. The foregoing descriptions of the Kao Amendment and Maroney Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of the Kao Amendment and Maroney Amendment, copies of which are filed herewith as Exhibits 10.3 and 10.4, respectively, and are incorporated by reference herein.
Rule 10b5-1 Plans

During the fiscal quarter ended March 31, 2025, our executive officers and directors adopted or terminated, as applicable, the following trading arrangements that are intended to satisfy the affirmative defense of Rule 10b5-1(c):

Name & Title	Date of Adoption	Date of Termination	Duration of Trading Arrangement	Maximum Number of Securities to be Sold(1)
John Kao, Chief Executive Officer(2)	03/12/2025	N/A	6/16/2025 – 3/20/2026	1,710,000
Thomas Freeman, Chief Financial Officer	11/25/2024	3/14/2025	3/4/2025-11/28/2025	N/A
Hyong (Ken) Kim, M.D., Chief Medical Officer	03/14/2024	N/A	8/11/2025-3/13/2026	172,034
Robert Scavo, Chief Information Officer	03/14/2024	N/A	6/10/2025-3/21/2026	108,097
Andreas Wagner, Chief Human Resources Officer	03/11/2025	N/A	6/10/2025-2/27/2026	39,063
(1)Securities reported in this column include securities subject to limit orders and such orders may not fill if limit order conditions are not met. The actual number of shares sold under the plan will depend on the vesting of certain performance-based equity awards and the number of shares withheld or sold satisfy our income tax withholding obligations and may vary from the number provided herein. The number of performance share units included in plans assumes awards are earned at target.
(2)Represents securities held by JEK Trust, dated February 8, 2021, of which Mr. Kao is the trustee.

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

10.1*+	Employment Agreement, dated as of May 2, 2025, between Alignment Healthcare USA, LLC and James Head
10.2*+	Amendment to Amended and Restated Employment Agreement, dated as of May 2, 2025, between Alignment Healthcare USA, LLC and Thomas Freeman
10.3*+	Amendment to Amended and Restated Employment Agreement, dated as of April 28, 2025, between Alignment Healthcare USA, LLC and John Kao
10.4*+	Amendment to Amended and Restated Employment Agreement, dated as of April 28, 2025, between Alignment Healthcare USA, LLC and Dawn Maroney
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_________________________
*Filed herewith.
**Furnished herewith
+Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alignment Healthcare, Inc.

Date: May 1, 2025	By:	/s/ John Kao
John Kao
Chief Executive Officer

Date: May 1, 2025	By:	/s/ Thomas Freeman
Thomas Freeman
Chief Financial Officer