Form 10-Q
period 2025-06-30
Alignment Healthcare, Inc.
filed 2025-07-30
CIK 1832466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 25, 2025, the registrant had 198,031,417 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Alignment Healthcare, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except par value and share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$470,266	$432,859
Accounts receivable (less allowance for credit losses of $262 at June 30, 2025 and $0 at December 31, 2024)	282,931	153,904
Investments - current	33,511	37,791
Prepaid expenses and other current assets	93,414	37,084
Total current assets	880,122	661,638
Property and equipment, net	69,523	67,139
Right of use asset, net	7,579	7,818
Goodwill	32,060	34,826
Intangible Assets, net	4,550	4,550
Other assets	6,316	6,092
Total assets	$1,000,150	$782,063
Liabilities and Stockholders' Equity
Current Liabilities:
Medical expenses payable	$455,154	$289,788
Accounts payable and accrued expenses	31,357	22,126
Accrued compensation	43,016	39,931
Total current liabilities	529,527	351,845
Long-term debt, net of debt issuance costs	322,295	321,428
Long-term portion of lease liabilities	7,361	7,835
Total liabilities	859,183	681,108
Commitments and Contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $.001 par value; 100,000,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $.001 par value; 1,000,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 197,958,237 and 191,778,639 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	198	192
Additional paid-in capital	1,142,509	1,107,952
Accumulated deficit	(1,001,740)	(1,008,293)
Total Alignment Healthcare, Inc. stockholders' equity	140,967	99,851
Noncontrolling interest	—	1,104
Total stockholders' equity	140,967	100,955
Total liabilities and stockholders' equity	$1,000,150	$782,063
See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Earned premiums	$1,006,203	$674,094	$1,924,246	$1,295,650
Other	9,085	7,192	17,974	14,237
Total revenues	1,015,288	681,286	1,942,220	1,309,887
Expenses:
Medical expenses	881,740	605,312	1,702,640	1,178,530
Selling, general, and administrative expenses	103,797	87,863	207,628	178,375
Depreciation and amortization	7,003	6,493	14,597	12,470
Total expenses	992,540	699,668	1,924,865	1,369,375
Income (loss) from operations	22,748	(18,382)	17,355	(59,488)
Other expenses:
Interest expense	3,950	5,691	7,900	11,118
Other income, net	(79)	(92)	(89)	(50)
Total other expense	3,871	5,599	7,811	11,068
Income (loss) before income taxes	18,877	(23,981)	9,544	(70,556)
Provision for income taxes	3,224	22	3,245	22
Net income (loss)	$15,653	$(24,003)	$6,299	$(70,578)
Less: Net income (loss) attributable to noncontrolling interest	(14)	7	(254)	(47)
Net income (loss) attributable to Alignment Healthcare, Inc.	$15,667	$(24,010)	$6,553	$(70,531)

Net income (loss) per share attributable to Alignment Healthcare, Inc.:
Basic	0.08	(0.13)	0.03	(0.37)
Diluted	0.07	(0.13)	0.03	(0.37)
Weighted-average common shares outstanding:
Basic	198,328,613	190,891,787	195,980,569	189,948,725
Diluted	209,519,629	190,891,787	201,576,078	189,948,725
See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(amounts in thousands, except par value and share amounts)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at March 31, 2025	197,667,653	$198	$1,125,340	$(1,017,407)	$864	$108,995
Net income (loss)	—	—	—	15,667	(14)	15,653
Issuance of common stock upon vesting of restricted stock units	191,477	—	—	—	—	—
Equity-based compensation	—	—	15,553	—	—	15,553
Stock options exercised	99,107	—	1,616	—	—	1,616
Sale of consolidated subsidiary	—	—	—	—	(850)	(850)
Balance at June 30, 2025	197,958,237	$198	$1,142,509	$(1,001,740)	$—	$140,967

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at March 31, 2024	191,156,569	$191	$1,057,519	$(926,779)	$1,086	$132,017
Net income (loss)	—	—	—	(24,010)	7	(24,003)
Issuance of common stock upon vesting of restricted stock units	80,178	—	—	—	—	—
Equity-based compensation	—	—	16,784	—	—	16,784
Balance at June 30, 2024	191,236,747	$191	$1,074,303	$(950,789)	$1,093	$124,798
See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(amounts in thousands, except par value and share amounts)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2024	191,778,639	$192	$1,107,952	$(1,008,293)	$1,104	$100,955
Net income (loss)	—	—	—	6,553	(254)	6,299
Issuance of common stock upon vesting of restricted stock units	6,056,296	—	—	—	—	—
Forfeitures	(277)	—	—	—	—	—
Equity-based compensation	—	6	32,734	—	—	32,740
Stock Options exercised	123,579	—	1,823	—	—	1,823
Sale of consolidated subsidiary	—	—	—	—	(850)	(850)
Balance at June 30, 2025	197,958,237	$198	$1,142,509	$(1,001,740)	$—	$140,967

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2023	188,951,643	$189	$1,037,015	$(880,258)	$1,125	$158,071
Net income (loss)	—	—	—	(70,531)	(47)	(70,578)
Issuance of common stock upon vesting of restricted stock units	2,357,723	2	—	—		2
Forfeitures	(2,799)	—	—	—	—	—
Shares withheld related to net restricted stock settlement	(69,820)		(350)			(350)
Equity-based compensation	—	—	37,638	—	—	37,638
Repurchase of noncontrolling interest attributable to subsidiary	—	—	—	—	15	15
Balance at June 30, 2024	191,236,747	$191	$1,074,303	$(950,789)	$1,093	$124,798
See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating Activities:
Net income (loss)	$6,299	$(70,578)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit loss	262	95
Loss on right of use assets	—	143
Gain on sale of property and equipment	(72)	—
Depreciation and amortization	14,663	12,568
Amortization-investment discount	(731)	(1,762)
Amortization-debt issuance costs	881	612
Equity-based compensation	32,740	37,638
Non-cash lease expense	246	930
Changes in operating assets and liabilities:
Accounts receivable	(129,259)	(63,560)
Prepaid expenses and other current assets	(56,333)	(7,221)
Other assets	(52)	92
Medical expenses payable	165,366	109,970
Accounts payable and accrued expenses	8,554	1,373
Deferred premium revenue	77	(310)
Accrued compensation	3,085	(1,278)
Lease liabilities	20	(1,421)
Net cash provided by operating activities	45,746	17,291
Investing Activities:
Purchase of investments	(35,001)	(40,000)
Sale of property and equipment	75	—
Maturities of investments	39,990	132,525
Sale of business	1,065	—
Acquisition of property and equipment	(16,255)	(22,854)
Net cash (used in) provided by investing activities	(10,126)	69,671
Financing Activities:
Proceeds from long-term debt	—	50,000
Payment of employment taxes related to release of restricted stock	—	(350)
Debt issuance costs	(26)	(512)
Proceeds from stock option exercises	1,823	—
Contributions from noncontrolling interest holders	—	15
Net cash provided by financing activities	1,797	49,153
Net increase in cash	37,417	136,115
Cash, cash equivalents and restricted cash at beginning of period	434,942	204,954
Cash, cash equivalents and restricted cash at end of period	$472,359	$341,069
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,740	$10,247
Supplemental non-cash investing and financing activities:
Acquisition of property in accounts payable	$117	$122

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total above:

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$470,266	$339,007
Restricted cash in other assets	2,093	2,062
Total	$472,359	$341,069
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The balance sheet as of December 31, 2024, included herein, was derived from audited financial statements, but does not include all disclosures required by GAAP. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year-ended December 31, 2024 as filed with the SEC. Furthermore, the condensed consolidated financial statements include the accounts of the Company, our subsidiaries, and three immaterial variable interest entities in which we are the primary beneficiary. All intercompany transactions have been eliminated in consolidation. Noncontrolling interest is presented within the equity section of the condensed consolidated balance sheets. As of June 30, 2025, the Company sold the subsidiary that included the noncontrolling interest. The gain/loss on the sale was immaterial.
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
The CODM assesses the Company's performance by using consolidated net income (loss) which is reported on the condensed consolidated statements of operations as net income (loss). This measure is used predominantly by the CODM in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources for the Company.
In addition to net income (loss), the CODM is also provided information on certain significant segment expenses which are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:	$1,015,288	$681,286	$1,942,220	$1,309,887
Expenses:
Medical expenses (less depreciation and equity-based compensation)	880,113	604,504	1,699,828	1,176,537
Selling, general, and administrative expenses (less equity-based compensation)	89,838	71,841	177,634	142,632
Other segment expenses (1)	25,734	23,253	50,559	50,178
Interest expense	3,950	5,691	7,900	11,118
Net income (loss)	$15,653	$(24,003)	$6,299	$(70,578)
(1) Other segment items included in segment net income (loss) includes equity-based compensation, depreciation and amortization, other expenses (income), and provision for income taxes.
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
Level 1 - Quoted prices in active markets for identical assets or liabilities
Level 2 - Other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability
Level 3 - Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date
The fair value of cash, cash equivalents, restricted cash and U.S. Treasury bills was determined based on Level 1 inputs. The fair value of certificate of deposits, which are recorded in other assets in the condensed consolidated balance sheets, and long-term debt was determined based on Level 2 inputs. There were no assets or liabilities measured at fair value using Level 3 inputs as of June 30, 2025 and December 31, 2024.
Revenue and Accounts Receivable
Earned premium revenue consisted of premium revenue and capitation revenue for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Premium	$1,004,580	$673,532	$1,921,202	$1,293,254
Capitation	1,623	562	3,044	2,396
Total	$1,006,203	$674,094	$1,924,246	$1,295,650
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
We also participate in the CMS “ACO Realizing Equity, Access, and Community Health Model” or “ACO REACH” model, formerly the Direct Contracting Model ("DCE"). CMS serves as the claim adjudicator for institutional and specialists care, and directly pays for such fee for service claims. The ACO REACH entity ("ACO") is responsible for the cost of health care services related to the patient population attributed to the ACO by participating in 100% savings/losses via the risk share model and in some cases, are financially responsible for the supplemental benefits provided to the patients. In 2024, we entered into a management services and risk management agreement with a third-party healthcare company. The third-party is responsible for arranging and controlling the health care services provided to the ACO members, and for providing certain management and support services with respect to ACO operations. The third-party also assumes specified upside and downside financial risks relative to the ACO’s performance. As a result of this arrangement, revenue is recorded on a net basis within other revenue on the condensed consolidated statement of operations. Revenue recognized by the ACO for the three and six months ended June 30, 2025 was $310 and $752, respectively. Revenue recognized by the ACO for the three and six months ended June 30, 2024 was $(744) and $241, respectively. On July 30, 2025, we notified CMS that we will discontinue our participation in the ACO REACH model as of December 31, 2025. We expect this to have an immaterial impact to our financial results.
Interest income earned on our cash deposits and short-term investments is included within other revenue on the condensed consolidated statements of operations. Interest income for the three and six months ended June 30, 2025 was $6,731 and $13,230, respectively. Interest income for the three and six months ended June 30, 2024 was $5,602 and $11,045, respectively.
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
Our recognized premium revenue for our Medicare Advantage Plans in California, North Carolina, Nevada, Arizona and Texas are each subject to a minimum annual medical loss ratio (“MLR”) of 85%. The MLR represents medical costs as a percentage of premium revenue. The Code of Federal Regulations defines what constitutes medical costs and premium revenue, including certain additional expenses related to improving the quality of care provided, and the exclusion of certain taxes and fees, in each case as permitted or required by CMS and applicable regulatory requirements. If the minimum MLR is not met, we are required to remit a portion of the premiums back to the federal government. The amount remitted, if any, is recognized as an adjustment to premium revenues in the condensed consolidated statements of operations. The amounts payable under this provision were immaterial at June 30, 2025 and December 31, 2024.
Medicare Part D payments are also subject to a federal risk corridor program, which limits a health plan’s overall losses or profit if actual spending for basic Medicare Part D benefits is much higher or lower than what was anticipated. Risk corridor adjustments are recorded within premium revenue. The risk corridor provisions compare costs targeted in our bids or third-party payors’ bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS or third-party payors making additional payments to us or require us to refund a portion of the premiums we received. We estimate and recognize an adjustment to premium revenue related to these provisions based upon pharmacy claims experience. We record a receivable or payable at the contract level and classify the amount as current or long-term in our consolidated balance sheets based on the timing of expected settlement.
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
In August 2022, the Inflation Reduction Act ("IRA") was signed into law. The law intends to increase tax revenue and reduce Medicare costs through lower prescription drug prices, inflation rebates, and increased financial responsibility for certain drug manufacturers. The provisions of the law are set to take effect over the next seven years. For the three and six months ended June 30, 2025, we experienced an increase in both Part D premium revenues and medical expenses as a result of the IRA. Our 2025 bid pricing and budget reflect the expected impact the IRA will have on our business for fiscal year 2025. For the three and six months ended June 30, 2024 there was an immaterial impact to operations.
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
Part D Subsidies
We also receive advance payments each month from CMS related to Catastrophic Reinsurance, Manufacturer Discount Program, Coverage Gap Discount, and the Low-Income Member Cost Sharing Subsidy (“Part D Subsidies”). Reinsurance subsidies represent funding from CMS for our portion of prescription drug costs, which exceed the member’s out-of-pocket threshold or the catastrophic coverage level. Low-income cost subsidies represent funding from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Additionally, the Health Care Reform Law mandates consumer discounts of 75% on brand-name prescription drugs for Part D plan participants in the coverage gap. The majority of the discounts are funded by the pharmaceutical manufacturers, while we fund a smaller portion and administer the application of the total discount. In 2025, the IRA retired the Coverage Gap Discount Program and introduced the Manufacturer Discount Program. While CMS’s share of the drug cost liability is expected to decline from Catastrophic Reinsurance and Low-Income Member Cost Sharing, prescription drug manufacturers are expected to experience increased liability. These program changes and the corresponding changes in prepayments were embedded in the 2025 bid pricing.

These Part D Subsidies represent cost reimbursements under the Medicare Part D program and are recorded as deposits or payables. These Subsidies received in excess of, or less than, actual subsidized benefits paid are refundable to or recoverable from CMS through an annual reconciliation process following the end of the contract year.
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
We record risk-sharing receivables and payables on a gross basis on the condensed consolidated balance sheets. Throughout the year, we evaluate expected losses on risk-sharing receivables and record the resulting expected losses to the reserve. We systematically build and release reserves based on adequacy and its assessment of expected losses on a monthly basis. Credit loss associated with risk share deficit receivables are recorded within medical expense in the condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, we recorded an allowance for credit losses for substantially all of the risk-sharing receivable balance due to collection risk related to the balance. The risk-sharing payable is included within medical expenses payable on the condensed consolidated balance sheets.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits and current and restricted investments with financial institutions. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits.
Equity-Based Compensation
Equity-based compensation expense is measured and recognized based on the grant date fair value of the awards. The grant date fair value of stock options is estimated using the Black-Scholes option pricing model. The grant date fair value of restricted stock units (“RSUs”), performance stock units ("PSUs") and restricted stock awards (“RSAs”) is estimated based on the fair value of our underlying common stock on the date of grant.
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
Equity-based compensation expense for PSU awards with performance-based vesting is recognized over the requisite service period on a graded vesting schedule and is only recognized when the Company concludes that it is probable that the performance condition(s) will be achieved. At each reporting period, the Company reassesses the probability of achieving the performance criteria. Determining whether the performance criteria will be achieved involves judgment, and the estimate of share-based compensation expense may be revised periodically based on changes in the probability of achieving the performance criteria. Revisions are reflected in the period in which the estimate is changed. We account for forfeitures as they occur.
Equity-based compensation is recorded within selling, general and administrative expenses, and medical expenses based on the function of the applicable employee and non-employee.

Net Income (Loss) per Share
Net income or loss per share is calculated based on net income or loss attributable to Alignment Healthcare, Inc.'s stockholders. Potentially dilutive common stock equivalents for the Company include stock options, unvested RSUs, unvested PSUs, and convertible senior notes.
Diluted net income (loss) per share includes the components of basic net income (loss) per share and also gives effect to dilutive common stock equivalents. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. For the purposes of computing diluted net income (loss) per share, weighted average shares outstanding do not include potentially dilutive securities that are anti-dilutive under the treasury stock method or if-converted method, and performance-based equity awards are included based on the attainment of the applicable performance metrics as of the end of the reporting period.
The following table sets forth the computation of basic and diluted net income or loss per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$15,653	$(24,003)	$6,299	$(70,578)
Less: Net income (loss) attributable to noncontrolling interests	(14)	7	(254)	(47)
Net income (loss) attributable to Alignment Healthcare, Inc.	$15,667	$(24,010)	$6,553	$(70,531)
Denominator:
Total weighted-average common shares outstanding	198,328,613	191,431,917	196,003,736	190,514,927
Less: Restricted shares of common stock	—	(540,130)	(23,167)	(566,202)
Total weighted-average common shares outstanding, net of restricted shares of common stock - basic	198,328,613	190,891,787	195,980,569	189,948,725

Dilutive effect of:
Stock options	405,903	—	202,952	—
RSUs	8,111,256	—	4,055,628	—
PSUs	2,673,857	—	1,336,929	—
Shares used to compute diluted income (loss) per common share	209,519,629	190,891,787	201,576,078	189,948,725

Net income (loss) per share:
Basic income (loss) per share	$0.08	$(0.13)	$0.03	$(0.37)
Diluted income (loss) per share	$0.07	$(0.13)	$0.03	$(0.37)
Options outstanding that are antidilutive and therefore not factored into the weighted average common shares above were 7,566,269 for the three and six months ended June 30, 2025. RSUs outstanding that are antidilutive and therefore not factored into the weighted average common shares above were 12,687 for the three and six months ended June 30, 2025. Shares used to compute diluted income (loss) per common shares also excludes 25,720,959 potentially outstanding shares related to our convertible senior notes, as these had an antidilutive effect on diluted income (loss) per share. Additionally, we excluded the PSUs granted in March 2024 and 2025, as the performance periods for these PSUs begin subsequent to June 30, 2025. See Note 10, Equity-Based Compensation.
Basic net income (loss) per share is the same as diluted net income (loss) per share for periods in which we recorded a net loss as the inclusion of all potentially dilutive shares would have been anti-dilutive.

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
In November 2024, the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses”, which improves income statement presentation and disclosures related to expenses. It requires a public entity to disaggregate key expense categories such as employee compensation, depreciation and intangible asset amortization within its financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within the Company's fiscal year 2028, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its disclosures of income statement expenses.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires public entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For public entities, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.
3. Fair Value
The following tables present the carrying value and fair value of these financial instruments as of June 30, 2025 and December 31, 2024:

	June 30, 2025
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
U.S. Treasury bills	$72,627	$72,620	$—	$—
Certificate of deposits	2,337	—	2,337	—
Total	$74,964	$72,620	$2,337	$—

	December 31, 2024
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
U.S. Treasury bills	$71,120	$71,135	$—	$—
Certificate of deposits	2,321	—	2,321	—
Total	$73,441	$71,135	$2,321	$—
The Company estimates the fair value of its convertible senior notes based on valuations provided by third-party pricing services. Fair value of the long-term debt as of June 30, 2025 was approximately $405,221. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy. As of December 31, 2024, the fair value of our long-term debt approximated the carrying value.
The carrying value of long-term debt represents the outstanding balance, net of unamortized debt issuance costs which was $322,295 and $321,428 as of June 30, 2025 and December 31, 2024, respectively.

Our nonfinancial assets and liabilities, which include goodwill, intangible assets, property, and equipment, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess these assets for impairment. We recorded an impairment charge related to goodwill as of June 30, 2025 and as of December 31, 2024. See Note 6, Goodwill and Intangible Assets.
U.S. Treasury Securities Investments
As of June 30, 2025 and December 31, 2024, the Company had $33,511 and $37,791, respectively, of investments in U.S. Treasury bills, which were classified as held to maturity and carried at amortized cost. These investments are included in short-term investments in the condensed consolidated balance sheets as the original maturities are greater than three months and less than twelve months. The Company has the intent and ability to hold these securities to maturity and gross unrecognized gains and losses were immaterial.
As of June 30, 2025 and December 31, 2024, the Company had $38,061 and $32,296, respectively, of investments in U.S. Treasury bill money market funds with an original maturity of less than three months. These investments are considered cash equivalents and are included in cash and cash equivalents in the condensed consolidated balances sheets.
Restricted Investments
Restricted investments are composed of investments in U.S. Treasury bills and certificates of deposits and are included within other assets in the condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the Company had $1,055 and $1,033 of restricted investments in U.S. Treasury bills and $2,337 and $2,321 of restricted investments in certificates of deposits, respectively. The Company has the intent and ability to hold these investments until maturity; therefore, these investments are stated at amortized cost. Restricted investments are required to be maintained at a financial institution within certain states. As of June 30, 2025 and December 31, 2024, these investments had maturities with less than 12 months. Due to the nature of the state's requirements, these assets are classified as noncurrent assets regardless of the contractual maturity date.
4. Accounts Receivable
Accounts receivable consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Government receivables	$121,501	$26,338
Pharmacy rebate receivables	145,312	111,813
Other receivables	16,380	15,753
Total accounts receivable	283,193	153,904
Allowance for credit losses	(262)	—
Accounts receivable, net	$282,931	$153,904
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

We recorded credit loss related to accounts receivable of $262 and $95 during the three months ended June 30, 2025 and 2024, respectively, and $262 and $95 during the six months ended June 30, 2025 and 2024, respectively. The amounts were recorded in selling general, and administrative expenses in the condensed consolidated statements of operations.

5. Property and Equipment
Property and equipment consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Computers and equipment	$13,146	$12,569
Office equipment and furniture	4,338	4,341
Software	187,795	179,336
Leasehold improvements	6,224	6,231
Construction in progress	21,374	14,049
Subtotal	232,877	216,526
Less accumulated depreciation	(163,354)	(149,387)
Property and equipment-net	$69,523	$67,139
Depreciation expense for the three months ended June 30, 2025 and 2024 was $7,036 and $6,516, respectively, of which $33 and $46, respectively, were included in medical expenses. Depreciation expense for the six months ended June 30, 2025 and 2024 was $14,029 and $12,517, respectively, of which $66 and $98, respectively, were included in medical expenses.
6. Goodwill and Intangible Assets
Intangible assets consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$32,060	$—	$32,060	—
License (indefinite lived)	4,550	—	4,550	—
Plan member relationships	2,700	(2,700)	—	9 years
Other	633	(633)	—	2 - 10 years
Total	$39,943	$(3,333)	$36,610

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$34,826	$—	$34,826	—
License (indefinite lived)	4,550	—	4,550	—
Plan member relationships	2,700	(2,700)	—	9 years
Other	633	(633)	—	2 - 10 years
Total	$42,709	$(3,333)	$39,376
Amortization expense relating to intangible assets for the three months ended June 30, 2025 and 2024, was $0 and $23, respectively. Amortization expense relating to intangible assets for the six months ended June 30, 2025 and 2024, was $634 and $51, respectively. Included within the amortization balance for the six months ended June 30, 2025 was $634 in impairment charges related to the remeasurement of goodwill associated with one of our subsidiaries.
During the three months ended June 30, 2025, the Company derecognized goodwill of $2,132 related to the sale of a subsidiary.
There were no impairment charges related to goodwill and intangible assets for the three and six months ended June 30, 2024.
7. Medical Expenses Payable
The following table is a detail of medical expenses payable as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Claims incurred but not paid	$211,463	$168,357
Capitation and risk-sharing payable	118,533	52,016
Other	125,158	69,415
Medical expenses payable	$455,154	$289,788
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
The following table presents components of the change in medical expenses payable as of June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Claims incurred but not paid - beginning balance	$168,357	$95,664
Incurred related to:
Current year	559,320	407,156
Prior years	(21,066)	(7,257)
Total incurred, net of reinsurance	538,254	399,899
Payments related to:
Current year	368,014	263,824
Prior years	127,134	75,360
Total payments, net of reinsurance	495,148	339,184
Claims incurred but not paid - ending balance	211,463	156,379
Capitation payable, risk-sharing payable, and other	243,691	158,990
Total medical expenses payable	$455,154	$315,369
We re-examine previously established outstanding claims reserve estimates based on actual claims submissions and other changes in facts and circumstances. We recognized a favorable prior year development, excluding provision for adverse deviation, of $6,544 and $12,495 for the three and six months ended June 30, 2025. The favorable prior year development was primarily due to better-than-expected claims recoveries and actual claims expense being less than expected.

8. Long-Term Debt
Long-term debt is recorded at carrying value in the condensed consolidated balance sheets. The carrying value of long-term debt outstanding, net of unamortized debt issuance costs, consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Long-term debt	$330,000	$330,000
Less unamortized debt issuance costs	(7,705)	(8,572)
Long-term debt-net of amortization	322,295	321,428
Less current maturities of long-term debt	—	—
Long-term debt - net of current portion	$322,295	$321,428
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
Convertible Senior Notes
On November 22, 2024, the Company completed the sale of $330,000 of our 4.25% Convertible Senior Notes (the “Notes”). The Notes were issued pursuant to an indenture (the “Indenture”), dated as of November 22, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). The Notes are senior, unsecured obligations of the Company, and interest will be payable semi-annually in arrears at a rate of 4.25% per annum beginning on May 15, 2025. The Notes will mature on November 15, 2029, unless earlier repurchased, redeemed or converted in accordance with their terms. The net cash proceeds from the sale of the Notes was approximately $321,100, after subtracting fees, discounts and estimated expenses in connection with the transaction.

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
Future maturities under the Notes for each of the next five years ending June 30, are as follows:

Amount
Remainder of 2025	$—
2026	—
2027	—
2028	—
2029	330,000
$330,000
9. Income Taxes
For the three and six months ended June 30, 2025, we recorded income tax expense of $3,224 and $3,245, respectively. For the three and six months ended June 30, 2024, we recorded income tax expense of $22 and $22, respectively The change in tax for the three months ended June 30, 2025 when compared to the three months ended June 30, 2024 is primarily attributable to a change in state taxes. Our future effective tax rate may vary from the statutory tax rate primarily due to changes in our valuation allowance, state taxes, and excess executive compensation.
We have federal and state cumulative net operating losses ("NOLs") as of June 30, 2025 and December 31, 2024. Given the history of losses, and after consideration for the risk associated with estimates of future taxable income, we established a full valuation allowance against net deferred tax assets at June 30, 2025 and 2024. Under the Tax Cuts and Jobs Act (“TCJA”), federal NOLs generated after 2017 will be carried forward indefinitely but are limited to an 80% deduction of taxable income. NOLs generated prior to 2018 have a 20-year carryforward period and can be used to offset 100% of taxable income. An exception to the TCJA federal NOL rule applies to certain of our subsidiaries and requires all NOLs generated from those entities to have a 20-year carryforward period and offset 100% of taxable income. For the year ended December 31, 2024 federal and state NOL carryforwards were $565,838 and $543,513, respectively. $374,188 of the total federal net operating loss carryforwards have an indefinite life while the remaining federal and state net operating loss carryforwards begin to expire in 2033 if not utilized. On June 27, 2024, California Senate Bill 167 (“SB 167”) was enacted into law, suspending California NOL utilization for taxpayers with more than $1 million of taxable income, effective for tax years 2024, 2025, and 2026. SB 167 includes an extended carryover period for the suspended NOLs with an additional year carryforward for each year of suspension. The Company will continue to monitor this legislation and its impact on our deferred tax assets.
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
Subsequent to the end of our second quarter, the One Big Beautiful Bill Act (“OBBB Act”) was enacted on July 4, 2025 in the United States. The OBBB Act includes several significant provisions, including re-establishing a 100% bonus depreciation deduction, re-establishing rules in calculating business interest expense limitations pursuant to §163(j), and removing the capitalization requirements for domestic research or experimental (“R&E”) expenditures paid or incurred in tax years beginning after December 31, 2024. We are currently in process of evaluating the impact of the OBBB Act on our financial results.

10. Equity-Based Compensation
Equity Awards
Stock Options
Our outstanding stock options generally vest 25% annually over four years and generally expire 10 years from the date of the grant. The 2021 Equity Incentive Plan provides that stock option grants will be made with an exercise price at no less than the estimated fair value of common stock at the date of the grant.
The following is a summary of the stock option transactions as of and for the three and six months ended June 30, 2025:

	Stock Options Outstanding
(amounts in thousands, except shares and per share amount)	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2024	8,762,481	$16.97	6.29	$2,250
Options granted	—	—
Options exercised	(24,472)	8.47
Options forfeited / expired	(20,516)	16.06
Balances as of March 31, 2025	8,717,493	17.00	6.04	14,203
Options granted	—
Options exercised	(99,107)	16.30
Options forfeited / expired	(113,097)	16.22
Balances as of June 30, 2025	8,505,289	17.02	5.78	4,624
Vested and Exercisable as of June 30, 2025	8,044,833	$17.65	5.76	$3,427
Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of our common stock. The aggregate intrinsic value of options exercised for the three months ended June 30, 2025 was $93. No options were granted during the three and six months ended June 30, 2025.
Restricted Stock Units
Our outstanding Restricted Stock Units ("RSU") generally vest 33% annually over three years or 25% annually over four years.
The following is a summary of RSU transactions as of and for the three and six months ended June 30, 2025:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2024	13,344,685	$9.05
Granted	2,214,287	15.48
Vested(1)	(3,004,707)	6.74
Forfeited	(321,137)	8.71
Unvested and outstanding as of March 31, 2025	12,233,128	$10.79
Granted	548,878	15.49
Vested(1)	(132,858)	8.55
Cancelled/forfeited	(561,412)	9.56
Unvested and outstanding as of June 30, 2025	12,087,736	$11.08

(1) Includes shares that vested but the issuance and delivery of the shares was deferred.
Performance-based Restricted Stock Units ("PSUs")
On September 14, 2023, the Board of Directors of the Company approved the grant of performance-based restricted stock units under the Company's 2021 Equity Incentive Plan to its executive management team and other key employees. Each grantee is eligible to vest in a number of PSUs ranging from 0% to 150% of the target number of PSUs granted, based on the aggregated achievement by the Company of certain performance metrics during the performance period beginning on January 1, 2024 and ending on December 31, 2024. The achievement of PSUs relative to the approved target is based on the following performance metrics and relative weighting: Health Plan Revenue Growth Percentage (60% weighting), At-Risk Returning Member Medical Benefit Ratio (20% weighting) and Adjusted EBITDA, less Capital Expenditures (20% weighting).
50% of the total number of earned PSUs vested upon certification of achievement of the performance metrics by the Compensation Committee in March 2025 and the remaining 50% of earned PSUs will be become vested as of December 31, 2025, subject to continued service to the Company through such dates.
On March 13, 2024, the Compensation Committee of the Board of Directors of the Company approved additional grants of PSUs under the Company's 2021 Equity Incentive Plan. Each grantee is eligible to vest in a number of PSUs ranging from 0% to 200% of the target number of PSUs granted, based on the aggregated achievement by the Company of certain performance metrics during the performance period beginning on January 1, 2026 and ending on December 31, 2026. The achievement of PSUs relative to the approved target is based on the following performance metrics and relative weighting: Revenue (50% weighting) and Adjusted EBITDA (50% weighting). 100% of the total number of earned PSUs will become vested upon certification of achievement of the performance metrics by the Compensation Committee on or about March 1, 2027 subject to continued service to the Company through such date.
On March 13, 2025, the Compensation Committee of the Board of Directors of the Company approved additional grants of PSUs under the Company's 2021 Equity Incentive Plan. Each grantee is eligible to vest in a number of PSUs ranging from 0% to 200% of the target number of PSUs granted, based on the aggregated achievement by the Company of certain performance metrics during the performance period beginning on January 1, 2027 and ending on December 31, 2027. The achievement of PSUs relative to the approved target is based on the following performance metrics and relative weighting: Revenue (50% weighting) and Adjusted EBITDA (50% weighting). 100% of the total number of earned PSUs will become vested upon certification of achievement of the performance metrics by the Compensation Committee on or about March 1, 2028, subject to continued service to the Company through such date.
The following is a summary of PSU transactions for the three and six months ended June 30, 2025:

	Performance-based restricted stock units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2024	8,074,871	$5.64
Granted	714,193	15.50
Vested	(3,826,723)	5.74
Forfeited	(8,334)	5.74
Unvested and outstanding as of March 31, 2025	4,954,007	$6.98
Granted	81,593	15.32
Vested	(9,734)	5.74
Cancelled/forfeited	(500,634)	7.44
Unvested and outstanding as of June 30, 2025	4,525,232	$7.09

Equity-Based Compensation Expense
Total equity-based compensation expense was presented on the statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2025	2024	2025	2024
Selling, general and administrative expenses	$13,959	$16,022	$29,994	$35,743
Medical expenses	1,594	762	2,746	1,895
Total equity-based compensation expense	$15,553	$16,784	$32,740	$37,638
As of June 30, 2025, there was $77,762 in unrecognized compensation expense related to all non-vested awards (Options, RSUs and PSUs) that will be recognized over the weighted-average period of 1.67 years.
11. Regulatory Requirements and Restricted Funds
Our health plans or risk-bearing entities are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which it operates.
Risk-Based Capital ("RBC")
The National Association of Insurance Commissioners has adopted rules, which, if implemented by the states, set minimum capitalization requirements for insurance companies, health maintenance organizations ("HMOs"), and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital rules, which may vary from state to state. Certain states in which our health plans or risk-bearing entities operate have adopted the RBC rules. Our health plans or risk-bearing entities were in compliance with the minimum capital requirements as of June 30, 2025.
Tangible Net Equity ("TNE")
Our health plans in California are required to comply with the tangible net equity requirements. The required amount is 150% of the larger of: (1) $1,000; (2) the sum of 2% of the first $150,000 of annualized premium revenue and 1% of annualized premium revenue in excess of $150,000; or (3) 8% of the first $150,000 of annualized health care expenditures except those paid on a capitated or managed hospital payment basis, plus 4% of  the annualized health care expenditures in excess of $150,000, except those paid on a capitated or managed hospital payment basis, plus 4% of annualized hospital expenditures paid on a managed hospital payment basis. For newer health plans, through the first three years immediately following the health plan’s operational start date, the required amount is 200% of the larger of the TNE calculation described above. We were in compliance with the TNE requirements as of June 30, 2025.
We have the ability to provide additional capital to each of our health plans or risk-bearing entities when necessary to ensure that the RBC and TNE requirements are met.
Certain states regulate the payment of dividends, loans, or other cash transfers from our regulated subsidiaries to our non-regulated subsidiaries and parent company. Such payments may require approval by state regulatory authorities and are limited based on certain financial criteria, such as the entity’s level of statutory income and statutory capital and surplus, or the entity’s level of tangible net equity or net worth, amongst other measures. These regulations vary by state. We were in compliance with the RBC and TNE requirements as of June 30, 2025.
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
On April 27, 2022, a former employee of the Company filed a purported class action lawsuit (Dabney v. Alignment Healthcare USA, LLC, Orange County Superior Court) alleging that the Company failed to provide hourly employees with required meal and rest breaks or pay such workers a premium equal to an hour of pay for missed meal or rest breaks. Discovery in the matter commenced on June 8, 2022. On September 2, 2022, the court granted a stay of proceedings and discovery in anticipation of mediation scheduled for August 2023. On August 15, 2023, the Company entered into a tentative settlement of the action in consideration of an aggregate payment of $913. The settlement of this matter is subject to approval by the court which is expected in the third quarter of 2025. As a result of the tentative settlement, the Company has accrued for a potential liability of $913 as of June 30, 2025 and December 31, 2024 for this matter, which was recorded within accounts payable and accrued expenses on the condensed consolidated balance sheets and selling, general and administrative expenses on the condensed consolidated statements of operations.
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
We may be involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate resolution of legal proceedings is not expected to have a material adverse effect on the condensed consolidated financial statements. Amounts accrued for legal proceedings were not material as of June 30, 2025 and December 31, 2024.
Risk Adjustment Data Validation Audit

On June 25, 2025, the Company was notified that its California HMO plan had been selected for an audit of Medicare Advantage contract-specific risk adjustment data validation (“RADV”) with respect to payment year 2019. CMS conducts RADV audits in order to validate the coding practices of and supporting documentation maintained by health care providers and such audits may result in retrospective adjustments to payments made to the Company’s health plans. Under CMS’s final rule issued in 2023, it will apply a revised methodology, including extrapolated audit findings to estimate contract-wide overpayments and without application of the previously employed “fee-for-service adjuster” that accounted for the error rate in the original Medicare data that CMS used to develop the risk adjustment model.  Additionally, in May 2025, CMS announced a significant expansion to its RADV audit program, stating, among other things, that it intends to conduct RADV audits with extrapolation on all eligible MA plans on an annual basis and that it would accelerate the timetable for clearing its backlog of audits with respect to payment years 2018-24. The Company is in the process of collecting and reviewing medical records with respect to the member cohort selected for the RADV audit. As of June 30, 2025, the Company cannot reasonably estimate any retrospective adjustment or range of retrospective adjustment to prior payments.

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
We have grown Health Plan Membership, which we define as members enrolled in our health maintenance organization ("HMO") and preferred provider organization ("PPO") contracts (the "Alignment Health Plans"), from approximately 13,000 at inception to 223,700 as of June 30, 2025, representing a 30% compound annual growth rate across 45 markets and 5 states. Our ultimate goal is to bring this differentiated, advocacy-driven healthcare experience to millions of senior consumers in the United States and to become the most trusted senior healthcare brand in the country.
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

Additionally, our historical financial performance has been, and we expect our financial performance in the future will be, driven by our ability to:
•Capitalize on Our Existing Market Growth Opportunity: Our ability to attract and retain members to grow in our existing markets depends on our ability to offer a superior value proposition. We routinely take market share from large established players in highly competitive markets, a key source of our health plan membership growth in excess of the industry average. We believe that there are still significant opportunities for future growth even in some of our most mature markets where we have approximately 10-30% market share. According to CMS data as of June 30, 2025, our approximately 223,700 Health Plan Members represent only 5% market share of Medicare Advantage enrollees in our markets.
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
•Provide Superior Service, Care and Consumer Satisfaction: We are highly focused on providing superior service and care to our members and on maintaining high levels of consumer satisfaction, which are key to our financial performance and growth. The CMS Five Star Quality Rating System provides economic incentives to Medicare Advantage plans that achieve higher Star ratings by (i) meeting certain care criteria (such as completing particular preventative screening procedures or ensuring proper follow-up care is provided for specific conditions or episodes) and (ii) receiving high member satisfaction ratings. These incentives impact financial performance in the year following the CMS Rating Year (for example, CMS’s announcement of the 2025 Ratings occurred in the second half of 2024 and will impact our financial performance in 2026). One hundred percent of our health plan members are enrolled in plans rated 4 stars and above, meaning our members consistently receive a high-quality care experience, as defined under CMS star measurement criteria. The California HMO plan has achieved a 4 star or greater rating for eight consecutive years.
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

Executive Summary
The following table presents key financial statistics for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in '000's, except percentages)	2025	2024	% Change	2025	2024	% Change
Health plan membership (at period end)	223,700	175,100	27.8%	223,700	175,100	27.8%
Medical benefits ratio	86.7%	88.7%	(2.0)%	87.5%	89.8%	(2.3)%
Revenues	$1,015,288	$681,286	49.0%	$1,942,220	$1,309,887	48.3%
Income (loss) from Operations	$22,748	$(18,382)	223.8%	$17,355	$(59,488)	129.2%
Net income (loss)	$15,653	$(24,003)	165.2%	$6,299	$(70,578)	108.9%
Adjusted EBITDA(1)	$45,913	$6,034	660.9%	$66,091	$(5,946)	1,211.5%
Adjusted gross profit (1)	$135,175	$76,803	76.0%	$242,392	$134,146	80.7%
(1)See "Adjusted EBITDA" and "Adjusted Gross Profit" below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
Health Plan Membership
We define Health Plan Membership as the number of members enrolled in our HMO and PPO contracts as of the end of a reporting period. We believe this is an important metric to assess growth of our underlying business, which is indicative of our ability to consistently offer a superior value proposition to seniors. This metric excludes third party payor members with respect to which we are at-risk for managing their healthcare expenditures, which represented 300 and 400 members as of June 30, 2025 and 2024, respectively. It also excludes the approximately 6,400 and 8,600 ACO REACH members as of June 30, 2025 and 2024, respectively. On July 30, 2025, we notified CMS that we will discontinue our participation in the ACO REACH model as of December 31, 2025.

Adjusted Gross Profit and Medical Benefits Ratio
Adjusted gross profit is a non-GAAP financial measure that we define as income (loss) from operations before depreciation and amortization, clinical equity-based compensation expense, clinical restructuring costs and selling, general, and administrative expenses. Adjusted gross profit is a key measure used by our management and Board to understand and evaluate our operating performance and trends before the impact of our consolidated selling, general and administrative expenses.
Adjusted gross profit should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of adjusted gross profit in lieu of income (loss) from operations, which is the most directly comparable financial measure calculated in accordance with GAAP.
Our use of the term adjusted gross profit may vary from the use of similar terms by other companies in our industry and accordingly may not be comparable to similarly titled measures used by other companies.

Adjusted gross profit is reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(dollars in thousands)
Income (loss) from operations	$22,748	$(18,382)	$17,355	$(59,488)
Add back:
Equity-based compensation (medical expenses)	1,594	762	2,746	1,895
Depreciation (medical expenses)	33	46	66	98
Restructuring costs (medical expenses)(1)	—	21	—	796
Depreciation and amortization(2)	7,003	6,493	14,597	12,470
Selling, general, and administrative expenses	103,797	87,863	207,628	178,375
Total add back	112,427	95,185	225,037	193,634
Adjusted gross profit	$135,175	$76,803	$242,392	$134,146
(1)Represents severance and related costs incurred as part of a corporate restructuring designed to streamline our organizational structure and drive operational efficiencies.
(2)Amortization expense for the six months ended June 30, 2025 includes $0.6 million in impairment expense related to the remeasurement of goodwill associated with one of our subsidiaries. There was no impairment expense for the three months ended June 30, 2025.
We calculate our MBR by dividing total medical expenses, excluding depreciation, equity-based compensation and clinical restructuring costs, by total revenues in a given period. We believe our MBR is an indicator of our adjusted gross profit margin for our Medicare Advantage plans and demonstrates the ability of our clinical model to produce differentiated outcomes by identifying and providing targeted care to our high-risk members resulting in improved member health and reduced total population medical expenses. We expect that this metric may fluctuate over time due to a variety of factors, including our pace of new member growth given that new members typically join Alignment with higher MBRs, while our model has demonstrated an ability to improve MBR for a given cohort over time.
We determine, on an annual basis, whether we have satisfied the CMS minimum Medical Loss Ratio of 85%. As part of this process, adjustments are made to the MBR calculation to include certain additional expenses related to improving the quality of care provided, and to exclude certain taxes and fees, in each case as permitted or required by CMS and applicable regulatory requirements.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) before interest expense, income taxes, depreciation and amortization expense, certain litigation costs, gains or losses on right of use ("ROU") assets, gains or losses on sale of property and equipment, restructuring costs and equity-based compensation expense. Adjusted EBITDA is a key measure used by our management and our Board to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operating plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA provides useful measures for period-to-period comparisons of our business, as we do not consider the excluded items to be part of our ongoing results of operations. Given our intent to continue to invest in our platform and the scalability of our business in the short to medium-term, we believe Adjusted EBITDA over the long term will be an important indicator of value creation.
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

Adjusted EBITDA is reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(dollars in thousands)
Net income (loss)	$15,653	$(24,003)	$6,299	$(70,578)
Less: Net income (loss) attributable to noncontrolling interest	(14)	7	(254)	(47)
Adjustments:
Interest expense	3,950	5,691	7,900	11,118
Depreciation and amortization(1)	7,036	6,539	14,663	12,568
Income taxes	3,224	22	3,245	22
Equity-based compensation(2)	15,553	16,784	32,740	37,638
Acquisition expenses(3)	—	12	—	12
Litigation costs (4)	555	401	1,062	721
Loss on ROU assets(5)	—	—	—	143
Gain on sale of property and equipment	(72)	—	(72)	—
Restructuring costs(6)	—	595	—	2,363
Adjusted EBITDA	$45,913	$6,034	$66,091	$(5,946)

(1)Amortization expense for the six months ended June 30, 2025 includes $0.6 million in impairment expense related to the remeasurement of goodwill associated with one of our subsidiaries. There was no impairment expense for the three months ended June 30, 2025.
(2)Represents equity-based compensation related to grants made in the applicable year.
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

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(dollars in thousands)
Revenues:
Earned premiums	$1,006,203	$674,094	$1,924,246	$1,295,650
Other	9,085	7,192	17,974	14,237
Total revenues	1,015,288	681,286	1,942,220	1,309,887
Expenses:
Medical expenses	881,740	605,312	1,702,640	1,178,530
Selling, general and administrative expenses	103,797	87,863	207,628	178,375
Depreciation and amortization	7,003	6,493	14,597	12,470
Total expenses	992,540	699,668	1,924,865	1,369,375
Income (loss) from operations	22,748	(18,382)	17,355	(59,488)
Other expenses:
Interest expense	3,950	5,691	7,900	11,118
Other income, net	(79)	(92)	(89)	(50)
Total other income	3,871	5,599	7,811	11,068
Income (loss) before income taxes	18,877	(23,981)	9,544	(70,556)
Provision for income taxes	3,224	22	3,245	22
Net income (loss)	$15,653	$(24,003)	$6,299	$(70,578)
Less: Net income (loss) attributable to noncontrolling interest	(14)	7	(254)	(47)
Net income (loss) attributable to Alignment Healthcare, Inc.	$15,667	$(24,010)	$6,553	$(70,531)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(% of revenue)
Revenues:
Earned premiums	99%	99%	99%	99%
Other	1	1	1	1
Total revenues	100	100	100	100
Expenses:
Medical expenses	87	89	88	90
Selling, general and administrative expenses	10	13	11	14
Depreciation and amortization	1	1	1	1
Total expenses	98	103	100	105
Income (loss) from operations	2	(3)	—	(5)
Other expenses:
Interest expense	—	1	—	1
Other income, net	—	—	—	—
Total other income	—	1	—	1
Income (loss) before income taxes	2	(4)	—	(6)
Provision for income taxes	—	—	—	—
Net income (loss)	2	(4)	—	(6)
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—
Net income (loss) attributable to Alignment Healthcare, Inc.	2%	(4)%	—%	(6)%
Revenues

	Three Months Ended June 30,		Change
	2025	2024	$	%
(dollars in thousands)
Revenues:
Earned premiums	$1,006,203	$674,094	$332,109	49.3%
Other	9,085	7,192	1,893	26.3%
Total revenues	$1,015,288	$681,286	$334,002	49.0%

	Six Months Ended June 30,		Change
	2025	2024	$	%
(dollars in thousands)
Revenues:
Earned premiums	$1,924,246	$1,295,650	$628,596	48.5%
Other	17,974	14,237	3,737	26.2%
Total revenues	$1,942,220	$1,309,887	$632,333	48.3%
Earned Premiums. Earned premium revenues were $1,006.2 million and $674.1 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $332.1 million or 49.3%. Earned premium revenues were $1,924.2 million and $1,295.7 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $628.6 million or 48.5%. The increase was primarily driven by growth in our Health Plan membership, which increased 27.8% between

June 30, 2024 and June 30, 2025 and higher revenue per member per month. The increase in revenue per member per month is primarily attributable to an increase in the CMS benchmark rates and Part D revenue rates from changes arising from the Inflation Reduction Act.
Other Revenue. Other revenue increased $1.9 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, an increase of 26.3%. Other revenue increased $3.7 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, an increase of 26.2%. The increase is mainly attributable to an increase in revenue from services provided to third-party providers and an increase in our average interest earning cash balances and current investments. Cash and cash equivalents, and other current investments were $503.7 million as of June 30, 2025 compared to $363.7 million as of June 30, 2024.
Expenses

	Three Months Ended June 30,		Change
	2025	2024	$	%
(dollars in thousands)
Expenses:
Medical expenses	$881,740	$605,312	$276,428	45.7%
Selling, general and administrative expenses	103,797	87,863	15,934	18.1%
Depreciation and amortization	7,003	6,493	510	7.9%
Total expenses	$992,540	$699,668	$292,872	41.9%

	Six Months Ended June 30,		Change
	2025	2024	$	%
(dollars in thousands)
Expenses:
Medical expenses	$1,702,640	$1,178,530	$524,110	44.5%
Selling, general and administrative expenses	207,628	178,375	29,253	16.4%
Depreciation and amortization	14,597	12,470	2,127	17.1%
Total expenses	$1,924,865	$1,369,375	$555,490	40.6%

Medical Expenses. Medical expenses were $881.7 million and $605.3 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $276.4 million, or 45.7%. Medical expenses were $1,702.6 million and $1,178.5 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $524.1 million, or 44.5%. The increase was driven primarily by the growth in Alignment’s Health Plan membership, which increased 27.8% between June 30, 2024 and June 30, 2025, and an increase to our Part D cost sharing due to changes arising from the Inflation Reduction Act. Overall, medical expenses for the three and six months ended June 30, 2025 grew at a lower rate than earned premium revenues compared to the three and six months ended June 30, 2024, primarily due to a higher percentage of new members relative to returning members in 2024 compared to 2025. The decrease was offset by increases in unit costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $103.8 million and $87.9 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $15.9 million, or 18.1%. Selling, general and administrative expenses were $207.6 million and $178.4 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $29.3 million, or 16.4%. The increase was primarily due to an increase in ongoing investments and expenditures in network development, operations and sales and marketing to drive the growth of Alignment's Health Plan membership. Selling, general, and administrative expenses as a percentage of revenue decreased for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 due to economies of scale gained from Alignment's membership growth.
Depreciation and Amortization. Depreciation and amortization expense was $7.0 million and $6.5 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $0.5 million, or 7.9%. Depreciation and amortization expense was $14.6 million and $12.5 million for the six months ended June 30, 2025 and 2024, respectively, an increase of

$2.1 million, or 17.1%. The increase was primarily due to the amount and timing of our capital expenditures and the associated depreciation relative to 2024. Additionally, for the six months ended June 30, 2025, we recorded impairment expense of $0.6 million related to the remeasurement of goodwill associated with one of our subsidiaries. The goodwill impairment was recorded to amortization expense.
Other Expenses
Interest expense. Interest expense was $4.0 million and $5.7 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of $1.7 million or 29.8%. Interest expense was $7.9 million and $11.1 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of $3.2 million or 28.8%. The decrease in interest expense was mainly attributable to a decrease in the interest rate on our debt following refinancing in November 2024. The convertible notes have an interest rate of 4.25%, compared to our prior term loans which had an average interest rate of 11.84% for the six months ended June 30, 2024. This decrease in interest rate was offset by an increase in our long-term debt balance which was $330.0 million as of June 30, 2025 compared to $215.0 million as of June 30, 2024.
Other income, net. Other income was $(0.1) million and $(0.1) million for the three months ended June 30, 2025 and 2024, respectively. Other income was $(0.1) million and $(0.1) million for the six months ended June 30, 2025 and 2024.
Liquidity and Capital Resources
General
To date, we have financed our operations principally through our IPO, private placements of our equity securities, revenues, and convertible notes (described below). As of June 30, 2025, we had $503.8 million in cash, cash equivalents and short-term investments.
We operate as a holding company in a highly regulated industry. Alignment Healthcare, Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. As of June 30, 2025, our operating parent company (an indirect wholly owned subsidiary of our parent company) had $163.4 million in cash, cash equivalents and short-term investments.
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

Other states in which our health plans or risk bearing entities operate have chosen not to adopt the RBC rules, but instead have designed and implemented their own rules regarding capital adequacy, such as the tangible net equity ("TNE") requirements for our health plans in California. As of June 30, 2025, our health plans or risk-bearing entities were in compliance with the minimum capital requirements.
Oxford Term Loan
On September 2, 2022 (the “Effective Date”), Alignment Healthcare USA, LLC, an indirect subsidiary of the Company (the “Borrower”) and certain of our other subsidiaries (together with the Company and the Borrower, the “Borrower Parties”) entered into a term loan agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC (“Oxford”), as administrative agent, collateral agent and a lender, and the other lenders from time to time party thereto (collectively, the “Lenders”), pursuant to which the Lenders agreed to lend the Borrower an aggregate principal amount of up to $250.0 million in a series of term loans (the “Term Loans”). Pursuant to the Oxford Loan Agreement, the Borrower received an initial Term Loan of $165.0 million on the Effective Date and had the option to borrow up to an additional $85.0 million of Term Loans (such additional Term Loans, the “Delayed Draw Term Loans”). On June 14, 2024, we borrowed $50.0 million in aggregate principal amount of the Delayed Draw Term Loans prior to the expiration date for such amount of the Delayed Draw Term Loans of June 30, 2024. Interest on the Term Loans was a variable rate equal to (i) the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a floor of 1.00%, plus (ii) an applicable margin of 6.50%.
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
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Net cash provided by operating activities	$45,746	$17,291
Net cash (used in) provided by investing activities	(10,126)	69,671
Net cash provided by financing activities	1,797	49,153
Net change in cash	37,417	136,115
Cash, cash equivalents and restricted cash at beginning of period	434,942	204,954
Cash, cash equivalents and restricted cash at end of period	$472,359	$341,069
Operating Activities
For the six months ended June 30, 2025, net cash provided by operating activities was $45.7 million, an increase of $28.5 million compared to net cash provided by operating activities of $17.3 million for the six months ended June 30, 2024. The increase is mainly attributable to an increase in net income. This increase was offset by an increase in prepaid expenses and other current assets due to a change in our Part D balances arising from the Inflation Reduction Act.
Investing Activities

For the six months ended June 30, 2025, net cash used in investing activities was $10.1 million, a decrease of $79.8 million compared to net cash provided by investing activities of $69.7 million for the six months ended June 30, 2024. The decrease primarily relates to increased investment maturities during the six months ended June 30, 2024 compared to the six months ended June 30, 2025. The decrease was offset by a decrease in capital expenditures, which decreased $6.6 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities was $1.8 million, a decrease of $47.4 million, compared to net cash used in financing activities of $49.2 million for the six months ended June 30, 2024. The decrease is primarily attributable to the $50.0 million draw down of the Oxford Delayed Draw term loan that occurred during the three months ended June 30, 2024.
Material cash requirements from known contractual and other obligations
There have been no material changes to our contractual obligations disclosed in our Annual Report.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2025.

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
Interest Rate Risk
As of June 30, 2025, we had $72.6 million of U.S. Treasury bills which were classified as held to maturity and had maturities less than twelve months. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe that our exposure to interest rate risk on these investments is not significant. We do not enter into investments for trading purposes.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures:
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2025.
Changes to our Internal Controls over Financial Reporting:
There were no material changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Rule 10b5-1 Plans

During the fiscal quarter ended June 30, 2025, our executive officers and directors adopted or terminated, as applicable, the following trading arrangements that are intended to satisfy the affirmative defense of Rule 10b5-1(c):

Name & Title	Date of Adoption	Date of Termination	Duration of Trading Arrangement	Maximum Number of Securities to be Sold(1)
Dawn Maroney, President	5/22/2025	N/A	8/25/2025 – 6/30/2026	410,000
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

Alignment Healthcare, Inc.

Date: July 30, 2025	By:	/s/ John Kao
John Kao
Chief Executive Officer

Date: July 30, 2025	By:	/s/ James M. Head
James M. Head
Chief Financial Officer