Form 10-Q
period 2025-09-30
Alignment Healthcare, Inc.
filed 2025-10-30
CIK 1832466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2025, the registrant had 200,091,742 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Alignment Healthcare, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except par value and share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$618,067	$432,859
Accounts receivable (less allowance for credit losses of $548 at September 30, 2025 and $0 at December 31, 2024)	219,837	153,904
Investments - current	26,013	37,791
Prepaid expenses and other current assets	121,407	37,084
Total current assets	985,324	661,638
Property and equipment, net	67,017	67,139
Right of use asset, net	7,338	7,818
Goodwill	32,060	34,826
Intangible Assets, net	4,550	4,550
Other assets	6,325	6,092
Total assets	$1,102,614	$782,063
Liabilities and Stockholders' Equity
Current Liabilities:
Medical expenses payable	$528,796	$289,788
Accounts payable and accrued expenses	34,009	22,126
Accrued compensation	48,280	39,931
Total current liabilities	611,085	351,845
Long-term debt, net of debt issuance costs	322,736	321,428
Long-term portion of lease liabilities	6,922	7,835
Total liabilities	940,743	681,108
Commitments and Contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $.001 par value; 100,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $.001 par value; 1,000,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 199,988,515 and 191,778,639 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	200	192
Additional paid-in capital	1,159,682	1,107,952
Accumulated deficit	(998,011)	(1,008,293)
Total Alignment Healthcare, Inc. stockholders' equity	161,871	99,851
Noncontrolling interest	—	1,104
Total stockholders' equity	161,871	100,955
Total liabilities and stockholders' equity	$1,102,614	$782,063
See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Earned premiums	$983,681	$684,496	$2,907,927	$1,980,146
Other	10,014	7,937	27,988	22,174
Total revenues	993,695	692,433	2,935,915	2,002,320
Expenses:
Medical expenses	868,022	613,444	2,570,662	1,791,974
Selling, general, and administrative expenses	110,015	90,871	317,643	269,246
Depreciation and amortization	7,977	7,640	22,574	20,110
Total expenses	986,014	711,955	2,910,879	2,081,330
Income (loss) from operations	7,681	(19,522)	25,036	(79,010)
Other expenses:
Interest expense	3,950	6,937	11,850	18,055
Other income, net	—	(22)	(89)	(72)
Total other expense	3,950	6,915	11,761	17,983
Income (loss) before income taxes	3,731	(26,437)	13,275	(96,993)
Provision (benefit) for income taxes	2	(8)	3,247	14
Net income (loss)	$3,729	$(26,429)	$10,028	$(97,007)
Less: Net loss attributable to noncontrolling interest	—	(16)	(254)	(63)
Net income (loss) attributable to Alignment Healthcare, Inc.	$3,729	$(26,413)	$10,282	$(96,944)

Net income (loss) per share attributable to Alignment Healthcare, Inc.:
Basic	0.02	(0.14)	0.05	(0.51)
Diluted	0.02	(0.14)	0.05	(0.51)
Weighted-average common shares outstanding:
Basic	199,026,808	191,361,283	197,007,141	190,423,014
Diluted	208,927,980	191,361,283	208,439,200	190,423,014
See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(amounts in thousands, except par value and share amounts)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at June 30, 2025	197,958,237	$198	$1,142,509	$(1,001,740)	$—	$140,967
Net income	—	—	—	3,729	—	3,729
Issuance of common stock upon vesting of restricted stock units	1,925,632	—	—	—	—	—
Equity-based compensation	—	2	16,225	—	—	16,227
Stock options exercised	104,646	—	948	—	—	948
Balance at September 30, 2025	199,988,515	$200	$1,159,682	$(998,011)	$—	$161,871

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at June 30, 2024	191,236,747	$191	$1,074,303	$(950,789)	$1,093	$124,798
Net loss	—	—	—	(26,413)	(16)	(26,429)
Issuance of common stock upon vesting of restricted stock units	359,039	—	—	—	—	—
Equity-based compensation	—	—	17,258	—	—	17,258
Balance at September 30, 2024	191,595,786	$191	$1,091,561	$(977,202)	$1,077	$115,627
See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(amounts in thousands, except par value and share amounts)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2024	191,778,639	$192	$1,107,952	$(1,008,293)	$1,104	$100,955
Net income (loss)	—	—	—	10,282	(254)	10,028
Issuance of common stock upon vesting of restricted and performance stock units	7,981,928	—	—	—	—	—
Forfeitures	(277)	—	—	—	—	—
Equity-based compensation	—	8	48,959	—	—	48,967
Stock options exercised	228,225	—	2,771	—	—	2,771
Sale of consolidated subsidiary	—	—	—	—	(850)	(850)
Balance at September 30, 2025	199,988,515	$200	$1,159,682	$(998,011)	$—	$161,871

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2023	188,951,643	$189	$1,037,015	$(880,258)	$1,125	$158,071
Net loss	—	—	—	(96,944)	(63)	(97,007)
Issuance of common stock upon vesting of restricted and performance stock units	2,716,762	2	—	—	—	2
Forfeitures	(2,799)	—	—	—	—	—
Shares withheld related to net restricted stock settlement	(69,820)	—	(350)	—	—	(350)
Equity-based compensation	—	—	54,896	—	—	54,896
Repurchase of noncontrolling interest attributable to subsidiary	—	—	—	—	15	15
Balance at September 30, 2024	191,595,786	$191	$1,091,561	$(977,202)	$1,077	$115,627
See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net income (loss)	$10,028	$(97,007)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit loss	548	123
Loss on right of use assets	—	135
Gain on sale of property and equipment	(72)	(8)
Depreciation and amortization	22,648	20,254
Amortization-investment discount	(1,041)	(2,084)
Amortization-debt issuance costs	1,321	978
Equity-based compensation	48,967	54,896
Non-cash lease expense	1,178	1,360
Changes in operating assets and liabilities:
Accounts receivable	(66,451)	(19,226)
Prepaid expenses and other current assets	(84,326)	(8,809)
Other assets	(47)	77
Medical expenses payable	239,008	91,726
Accounts payable and accrued expenses	11,180	2,835
Deferred premium revenue	5	(116)
Accrued compensation	8,349	(161)
Lease liabilities	(993)	(1,492)
Net cash provided by operating activities	190,302	43,481
Investing Activities:
Purchase of investments	(45,194)	(75,524)
Sale of property and equipment	75	14
Maturities of investments	57,995	152,755
Sale of business	1,065	—
Acquisition of property and equipment	(21,752)	(32,134)
Net cash (used in) provided by investing activities	(7,811)	45,111
Financing Activities:
Proceeds from long-term debt	—	50,000
Payment of employment taxes related to release of restricted stock	—	(350)
Debt issuance costs	(26)	(512)
Proceeds from stock option exercises	2,771	—
Contributions from noncontrolling interest holders	—	15
Net cash provided by financing activities	2,745	49,153
Net increase in cash	185,236	137,745
Cash, cash equivalents and restricted cash at beginning of period	434,942	204,954
Cash, cash equivalents and restricted cash at end of period	$620,178	$342,699
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,740	$15,602
Supplemental non-cash investing and financing activities:
Acquisition of property in accounts payable	$79	$112

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total above:

	September 30, 2025	September 30, 2024
Cash and cash equivalents	$618,067	$340,300
Restricted cash in other assets	2,111	2,399
Total	$620,178	$342,699
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The balance sheet as of December 31, 2024, included herein, was derived from audited financial statements, but does not include all disclosures required by GAAP. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year-ended December 31, 2024 as filed with the SEC. Furthermore, the condensed consolidated financial statements include the accounts of the Company, our subsidiaries, and three immaterial variable interest entities in which we are the primary beneficiary. All intercompany transactions have been eliminated in consolidation. Noncontrolling interest is presented within the equity section of the condensed consolidated balance sheets. As of September 30, 2025, the Company sold the subsidiary that included the noncontrolling interest. The gain/loss on the sale was immaterial.
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
In addition to net income (loss), the CODM is also provided information on certain significant segment expenses which are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:	$993,695	$692,433	$2,935,915	$2,002,320
Expenses:
Medical expenses (less depreciation and equity-based compensation)	866,239	611,909	2,566,067	1,788,446
Selling, general, and administrative expenses (less equity-based compensation)	95,563	75,102	273,197	217,734
Other segment expenses (1)	24,214	24,914	74,773	75,092
Interest expense	3,950	6,937	11,850	18,055
Net income (loss)	$3,729	$(26,429)	$10,028	$(97,007)
(1) Other segment items included in segment net income (loss) include equity-based compensation, depreciation and amortization, other expenses (income), and provision for income taxes.
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
Level 1 - Quoted prices in active markets for identical assets or liabilities
Level 2 - Other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability
Level 3 - Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date
The fair value of cash, cash equivalents, restricted cash and U.S. Treasury bills was determined based on Level 1 inputs. The fair value of certificate of deposits, which are recorded in other assets in the condensed consolidated balance sheets, and long-term debt was determined based on Level 2 inputs. There were no assets or liabilities measured at fair value using Level 3 inputs as of September 30, 2025 and December 31, 2024.
Revenue and Accounts Receivable
Earned premium revenue consisted of premium revenue and capitation revenue for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Premium	$982,634	$683,270	$2,903,836	$1,976,524
Capitation	1,047	1,226	4,091	3,622
Total	$983,681	$684,496	$2,907,927	$1,980,146
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
We also participate in the CMS “ACO Realizing Equity, Access, and Community Health Model” or “ACO REACH” model, formerly the Direct Contracting Model ("DCE"). CMS serves as the claim adjudicator for institutional and specialists care, and directly pays for such fee for service claims. The ACO REACH entity ("ACO") is responsible for the cost of health care services related to the patient population attributed to the ACO by participating in 100% savings/losses via the risk share model and in some cases, are financially responsible for the supplemental benefits provided to the patients. In 2024, we entered into a management services and risk management agreement with a third-party healthcare company. The third-party is responsible for arranging and controlling the health care services provided to the ACO members, and for providing certain management and support services with respect to ACO operations. The third-party also assumes specified upside and downside financial risks relative to the ACO’s performance. As a result of this arrangement, revenue is recorded on a net basis within other revenue on the condensed consolidated statement of operations. Revenue recognized by the ACO for the three and nine months ended September 30, 2025 was $300 and $1,052, respectively. Revenue recognized by the ACO for the three and nine months ended September 30, 2024 was $212 and $453, respectively. On July 30, 2025, we notified CMS that we will discontinue our participation in the ACO REACH model as of December 31, 2025. We expect this to have an immaterial impact to our financial results.
Interest income earned on our cash deposits and short-term investments is included within other revenue on the condensed consolidated statements of operations. Interest income for the three and nine months ended September 30, 2025 was $8,177 and $21,407, respectively. Interest income for the three and nine months ended September 30, 2024 was $6,649 and $17,694, respectively.
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
Our recognized premium revenue for our Medicare Advantage Plans are each subject to a minimum annual medical loss ratio (“MLR”) of 85%. The MLR represents medical costs as a percentage of premium revenue. The Code of Federal

Regulations defines what constitutes medical costs and premium revenue, including certain additional expenses related to improving the quality of care provided, and the exclusion of certain taxes and fees, in each case as permitted or required by CMS and applicable regulatory requirements. If the minimum MLR is not met, we are required to remit a portion of the premiums back to the federal government. The amount remitted, if any, is recognized as an adjustment to premium revenues in the condensed consolidated statements of operations. The amounts payable under this provision were immaterial at September 30, 2025 and December 31, 2024.
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
In August 2022, the Inflation Reduction Act ("IRA") was signed into law. The law intends to increase tax revenue and reduce Medicare costs through lower prescription drug prices, inflation rebates, and increased financial responsibility for certain drug manufacturers. The provisions of the law are set to take effect over the next seven years. For the three and nine months ended September 30, 2025, we experienced an increase in both Part D premium revenues and medical expenses as a result of the IRA. Our 2025 bid pricing and budget reflect the expected impact the IRA will have on our business for fiscal year 2025. The impact of the IRA was immaterial for the three and nine months ended September 30, 2024.
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
We record risk-sharing receivables and payables on a gross basis on the condensed consolidated balance sheets. Throughout the year, we evaluate expected losses on risk-sharing receivables and record the resulting expected losses to the reserve. We systematically build and release reserves based on adequacy and its assessment of expected losses on a monthly basis. Credit loss associated with risk share deficit receivables are recorded within medical expense in the condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, we recorded an allowance for credit losses for substantially all of the risk-sharing receivable balance due to collection risk related to the balance. The risk-sharing payable is included within medical expenses payable on the condensed consolidated balance sheets.
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
The following table sets forth the computation of basic and diluted net income or loss per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$3,729	$(26,429)	$10,028	$(97,007)
Less: Net income (loss) attributable to noncontrolling interests	—	(16)	(254)	(63)
Net income (loss) attributable to Alignment Healthcare, Inc.	$3,729	$(26,413)	$10,282	$(96,944)
Denominator:
Total weighted-average common shares outstanding	199,026,808	191,610,696	197,022,500	190,882,849
Less: Restricted shares of common stock	—	(249,413)	(15,359)	(459,835)
Total weighted-average common shares outstanding, net of restricted shares of common stock - basic	199,026,808	191,361,283	197,007,141	190,423,014

Dilutive effect of:
Stock options	309,030	—	354,209	—
RSUs	7,297,588	—	8,057,026	—
PSUs	2,294,554	—	3,020,824	—
Shares used to compute diluted income (loss) per common share	208,927,980	191,361,283	208,439,200	190,423,014

Net income (loss) per share:
Basic income (loss) per share	$0.02	$(0.14)	$0.05	$(0.51)
Diluted income (loss) per share	$0.02	$(0.14)	$0.05	$(0.51)
Options outstanding that are antidilutive and therefore not factored into the weighted average common shares above were 7,403,770 and 7,540,402 for the three and nine months ended September 30, 2025, respectively. RSUs outstanding that are antidilutive and therefore not factored into the weighted average common shares above were 22,317 and 157,418 for the three and nine months ended September 30, 2025, respectively. Shares used to compute diluted income (loss) per common shares also excludes 25,720,959 potentially outstanding shares related to our convertible senior notes, as these had an antidilutive effect on diluted income (loss) per share. Additionally, we excluded the PSUs granted in March 2024 and 2025, as the performance periods for these PSUs begin subsequent to September 30, 2025. See Note 10, Equity-Based Compensation.
Basic net income (loss) per share is the same as diluted net income (loss) per share for periods in which we recorded a net loss as the inclusion of all potentially dilutive shares would have been anti-dilutive.

Recent Accounting Pronouncements Issued
In September 2025, the FASB issued ASU 2025-06 "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software", which removes the multi-stage model when determining internal-use software development cost capitalization. Under the new ASU, such software costs are capitalized when management has authorized and committed to funding the software project, and if it is probable that the project will be completed and the software will be used to perform the function intended. If a project is still subject to major uncertainty, capitalization is prohibited. ASU 2025-06 is effective for annual periods beginning after December 15, 2027 (and interim reporting periods within those annual reporting periods). The Company is currently evaluating the impact of this ASU on its financial statements.
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
In November 2024, the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses”, which improves income statement presentation and disclosures related to expenses. It requires a public entity to disaggregate key expense categories such as employee compensation, depreciation and intangible asset amortization within its financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within the Company's fiscal year 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its disclosures of income statement expenses.

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
3. Fair Value
The following tables present the carrying value and fair value of these financial instruments as of September 30, 2025 and December 31, 2024:

	September 30, 2025
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
U.S. Treasury bills	$73,372	$73,380	$—	$—
Certificate of deposits	2,341	—	2,341	—
Total	$75,713	$73,380	$2,341	$—

	December 31, 2024
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
U.S. Treasury bills	$71,120	$71,135	$—	$—
Certificate of deposits	2,321	—	2,321	—
Total	$73,441	$71,135	$2,321	$—

The Company estimates the fair value of its convertible senior notes based on valuations provided by third-party pricing services. Fair value of the long-term debt as of September 30, 2025 was approximately $458,191. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy. As of December 31, 2024, the fair value of our long-term debt approximated the carrying value.
The carrying value of long-term debt represents the outstanding balance, net of unamortized debt issuance costs which was $322,736 and $321,428 as of September 30, 2025 and December 31, 2024, respectively.
Our nonfinancial assets and liabilities, which include goodwill, intangible assets, property, and equipment, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess these assets for impairment. We recorded an impairment charge related to goodwill as of September 30, 2025 and as of December 31, 2024. See Note 6, Goodwill and Intangible Assets.
U.S. Treasury Securities Investments
As of September 30, 2025 and December 31, 2024, the Company had $26,013 and $37,791, respectively, of investments in U.S. Treasury bills, which were classified as held to maturity and carried at amortized cost. These investments are included in short-term investments in the condensed consolidated balance sheets as the original maturities are greater than three months and less than twelve months. The Company has the intent and ability to hold these securities to maturity and gross unrecognized gains and losses were immaterial.
As of September 30, 2025 and December 31, 2024, the Company had $46,308 and $32,296, respectively, of investments in U.S. Treasury bill money market funds with an original maturity of less than three months. These investments are considered cash equivalents and are included in cash and cash equivalents in the condensed consolidated balances sheets.
Restricted Investments
Restricted investments are composed of investments in U.S. Treasury bills and certificates of deposits and are included within other assets in the condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the Company had $1,051 and $1,033 of restricted investments in U.S. Treasury bills and $2,341 and $2,321 of restricted investments in certificates of deposits, respectively. The Company has the intent and ability to hold these investments until maturity; therefore, these investments are stated at amortized cost. Restricted investments are required to be maintained at a financial institution within certain states. As of September 30, 2025 and December 31, 2024, these investments had maturities with less than 12 months. Due to the nature of the state's requirements, these assets are classified as noncurrent assets regardless of the contractual maturity date.
4. Accounts Receivable
Accounts receivable consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Government receivables	$38,274	$26,338
Pharmacy rebate receivables	161,803	111,813
Other receivables	20,308	15,753
Total accounts receivable	220,385	153,904
Allowance for credit losses	(548)	—
Accounts receivable, net	$219,837	$153,904
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
We recorded credit loss related to accounts receivable of $286 and $28 during the three months ended September 30, 2025 and 2024, respectively, and $548 and $123 during the nine months ended September 30, 2025 and 2024, respectively. The amounts were recorded in selling general, and administrative expenses in the condensed consolidated statements of operations.
5. Property and Equipment
Property and equipment consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Computers and equipment	$13,657	$12,569
Office equipment and furniture	4,338	4,341
Software	213,368	179,336
Leasehold improvements	6,224	6,231
Construction in progress	749	14,049
Subtotal	238,336	216,526
Less accumulated depreciation	(171,319)	(149,387)
Property and equipment-net	$67,017	$67,139
Depreciation expense for the three months ended September 30, 2025 and 2024 was $7,985 and $7,036, respectively, of which $8 and $46, respectively, were included in medical expenses. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $22,014 and $19,552, respectively, of which $74 and $144, respectively, were included in medical expenses.
6. Goodwill and Intangible Assets
Intangible assets consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025
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
Amortization expense relating to intangible assets for the three months ended September 30, 2025 and 2024, was $0 and $650, respectively. Amortization expense relating to intangible assets for the nine months ended September 30, 2025 and 2024, was $634 and $702, respectively. Included within the amortization balance for the nine months ended September 30, 2025 was $634 in impairment charges related to the remeasurement of goodwill associated with one of our subsidiaries.
During the nine months ended September 30, 2025, the Company derecognized goodwill of $2,132 related to the sale of a subsidiary.
There was $645 in impairment charges related to goodwill and intangible assets that were written off for the three and nine months ended September 30, 2024.
7. Medical Expenses Payable
The following table is a detail of medical expenses payable as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Claims incurred but not paid	$298,176	$168,357
Capitation and risk-sharing payable	74,541	52,016
Other	156,079	69,415
Medical expenses payable	$528,796	$289,788
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

The following table presents components of the change in medical expenses payable as of September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Claims incurred but not paid - beginning balance	$168,357	$95,664
Incurred related to:
Current year	848,585	619,772
Prior years	(26,163)	(7,031)
Total incurred, net of reinsurance	822,422	612,741
Payments related to:
Current year	563,755	470,460
Prior years	128,848	79,771
Total payments, net of reinsurance	692,603	550,231
Claims incurred but not paid - ending balance	298,176	158,174
Capitation payable, risk-sharing payable, and other	230,620	138,951
Total medical expenses payable	$528,796	$297,125
We re-examine previously established outstanding claims reserve estimates based on actual claims submissions and other changes in facts and circumstances. We recognized a favorable prior year development, excluding provision for adverse deviation, of $5,091 and $17,586 for the three and nine months ended September 30, 2025. The favorable prior year development was primarily due to better-than-expected claims recoveries and actual claims expense being less than expected.
8. Long-Term Debt
Long-term debt is recorded at carrying value in the condensed consolidated balance sheets. The carrying value of long-term debt outstanding, net of unamortized debt issuance costs, consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Long-term debt	$330,000	$330,000
Less unamortized debt issuance costs	(7,264)	(8,572)
Long-term debt-net of amortization	322,736	321,428
Less current maturities of long-term debt	—	—
Long-term debt - net of current portion	$322,736	$321,428
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
Future maturities under the Notes for each of the next five years ending September 30, are as follows:

Amount
Remainder of 2025	$—
2026	—
2027	—
2028	—
2029	330,000
$330,000
9. Income Taxes
For the three and nine months ended September 30, 2025, we recorded income tax expense of $2 and $3,247, respectively. For the three and nine months ended September 30, 2024, we recorded income tax (benefit) expense of $(8) and $14, respectively. The change in tax for the three months ended September 30, 2025 when compared to the three months ended September 30, 2024 is primarily attributable to a change in state taxes. Our future effective tax rate may vary from the statutory tax rate primarily due to changes in our valuation allowance, state taxes, and excess executive compensation.
We have federal and state cumulative net operating losses ("NOLs") as of September 30, 2025 and December 31, 2024. Given the history of losses, and after consideration for the risk associated with estimates of future taxable income, we established a full valuation allowance against net deferred tax assets at September 30, 2025 and 2024. Under the Tax Cuts and Jobs Act (“TCJA”), federal NOLs generated after 2017 will be carried forward indefinitely but are limited to an 80% deduction of taxable income. NOLs generated prior to 2018 have a 20-year carryforward period and can be used to offset 100% of taxable income. An exception to the TCJA federal NOL rule applies to certain of our subsidiaries and requires all NOLs generated from those entities to have a 20-year carryforward period and offset 100% of taxable income. For the year ended December 31, 2024 federal and state NOL carryforwards were $565,838 and $543,513, respectively. $374,188 of the total federal net operating loss carryforwards have an indefinite life while the remaining federal and state net operating loss carryforwards begin to expire in 2033 if not utilized. On June 27, 2024, California Senate Bill 167 (“SB 167”) was enacted into law, suspending California NOL utilization for taxpayers with more than $1 million of taxable income, effective for tax years 2024, 2025, and 2026. SB 167 includes an extended carryover period for the suspended NOLs with an additional year carryforward for each year of suspension. The Company will continue to monitor this legislation and its impact on our deferred tax assets.
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
The following is a summary of the stock option transactions as of and for the three and nine months ended September 30, 2025:

	Stock Options Outstanding
(amounts in thousands, except shares and per share amount)	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2024	8,762,481	$16.97	6.29	$2,250
Options granted	—	—
Options exercised	(24,472)	8.47
Options forfeited / expired	(20,516)	16.06
Balances as of March 31, 2025	8,717,493	17.00	6.04	14,203
Options granted	—	—
Options exercised	(99,107)	16.30
Options forfeited / expired	(113,097)	16.22
Balances as of June 30, 2025	8,505,289	17.02	5.78	4,624
Options granted	—	—
Options exercised	(104,646)	9.06
Options forfeited / expired	(116,499)	18.00
Balances as of September 30, 2025	8,284,144	$17.10	5.52	7,010
Vested and Exercisable as of September 30, 2025	7,827,994	$17.34	5.50	$4,953

Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of our common stock. The aggregate intrinsic value of options exercised for the three months ended September 30, 2025 was $878. No options were granted during the three and nine months ended September 30, 2025.
Restricted Stock Units
Our outstanding Restricted Stock Units ("RSU") generally vest 33% annually over three years or 25% annually over four years.
The following is a summary of RSU transactions as of and for the three and nine months ended September 30, 2025:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2024	13,344,685	$9.05
Granted	2,214,287	15.48
Vested(1)	(3,004,707)	6.74
Forfeited	(321,137)	8.71
Unvested and outstanding as of March 31, 2025	12,233,128	$10.79
Granted	548,878	15.49
Vested(1)	(132,858)	8.55
Cancelled/forfeited	(561,412)	9.56
Unvested and outstanding as of June 30, 2025	12,087,736	$11.08
Granted	128,377	15.30
Vested	(1,924,932)	14.87
Cancelled/forfeited	(172,870)	9.46
Unvested and outstanding as of September 30, 2025	10,118,311	$10.44
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
The following is a summary of PSU transactions for the three and nine months ended September 30, 2025:

	Performance-based restricted stock units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2024	8,074,871	$5.64
Granted	714,193	15.50
Vested	(3,826,723)	5.74
Forfeited	(8,334)	5.74
Unvested and outstanding as of March 31, 2025	4,954,007	$6.98
Granted	81,593	15.32
Vested	(9,734)	5.74
Cancelled/forfeited	(500,634)	7.44
Unvested and outstanding as of June 30, 2025	4,525,232	$7.09
Granted	—	—
Vested	—	—
Cancelled/forfeited	—	—
Unvested and outstanding as of September 30, 2025	4,525,232	$7.09
Equity-Based Compensation Expense
Total equity-based compensation expense was presented on the statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2025	2024	2025	2024
Selling, general and administrative expenses	$14,452	$15,769	$44,446	$51,512
Medical expenses	1,775	1,489	4,521	3,384
Total equity-based compensation expense	$16,227	$17,258	$48,967	$54,896
As of September 30, 2025, there was $61,437 in unrecognized compensation expense related to all non-vested awards (Options, RSUs and PSUs) that will be recognized over the weighted-average period of 1.57 years.
11. Regulatory Requirements and Restricted Funds
Our health plans or risk-bearing entities are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which it operates.
Risk-Based Capital
The National Association of Insurance Commissioners has adopted rules, which, if implemented by the states, set minimum capitalization requirements for insurance companies, health maintenance organizations ("HMOs"), and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital ("RBC") rules, which may vary from state to state. Certain states in which our health plans or risk-bearing entities operate have adopted the RBC rules. Our health plans or risk-bearing entities were in compliance with the minimum capital requirements as of September 30, 2025.

Tangible Net Equity
Our health plans in California are required to comply with the tangible net equity ("TNE") requirements. The required amount is 150% of the larger of: (1) $1,000; (2) the sum of 2% of the first $150,000 of annualized premium revenue and 1% of annualized premium revenue in excess of $150,000; or (3) 8% of the first $150,000 of annualized health care expenditures except those paid on a capitated or managed hospital payment basis, plus 4% of  the annualized health care expenditures in excess of $150,000, except those paid on a capitated or managed hospital payment basis, plus 4% of annualized hospital expenditures paid on a managed hospital payment basis. For newer health plans, through the first three years immediately following the health plan’s operational start date, the required amount is 200% of the larger of the TNE calculation described above. We were in compliance with the TNE requirements as of September 30, 2025.
We have the ability to provide additional capital to each of our health plans or risk-bearing entities when necessary to ensure that the RBC and TNE requirements are met.
Certain states regulate the payment of dividends, loans, or other cash transfers from our regulated subsidiaries to our non-regulated subsidiaries and parent company. Such payments may require approval by state regulatory authorities and are limited based on certain financial criteria, such as the entity’s level of statutory income and statutory capital and surplus, or the entity’s level of tangible net equity or net worth, amongst other measures. These regulations vary by state. We were in compliance with the RBC and TNE requirements as of September 30, 2025.
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
On April 27, 2022, a former employee of the Company filed a purported class action lawsuit (Dabney v. Alignment Healthcare USA, LLC, Orange County Superior Court) alleging that the Company failed to provide hourly employees with required meal and rest breaks or pay such workers a premium equal to an hour of pay for missed meal or rest breaks. Discovery in the matter commenced on June 8, 2022. On September 2, 2022, the court granted a stay of proceedings and discovery in anticipation of mediation scheduled for August 2023. On August 15, 2023, the Company entered into a tentative settlement of the action in consideration of an aggregate payment of $913. The settlement of this matter is subject to approval by the court which is expected in the fourth quarter of 2025. As a result of the tentative settlement, the Company has accrued for a potential liability of $913 as of September 30, 2025 and December 31, 2024 for this matter, which was recorded within accounts payable and accrued expenses on the condensed consolidated balance sheets and selling, general and administrative expenses on the condensed consolidated statements of operations.
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
We may be involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate resolution of legal proceedings is not expected to have a material adverse effect on the condensed consolidated financial statements. Amounts accrued for legal proceedings were not material as of September 30, 2025 and December 31, 2024.
Risk Adjustment Data Validation Audit
On June 25, 2025, the Company was notified that its California HMO plan had been selected for an audit of Medicare Advantage contract-specific risk adjustment data validation (“RADV”) with respect to payment year 2019. CMS conducts RADV audits in order to validate the coding practices of and supporting documentation maintained by health care providers and such audits may result in retrospective adjustments to payments made to the Company’s health plans. Under CMS’s final rule issued in 2023, CMS announced its intent to apply a revised methodology, including extrapolated audit findings to estimate contract-wide overpayments and without application of the previously employed “fee-for-service adjuster” that accounted for the error rate in the original Medicare data that CMS used to develop the risk adjustment model.  Additionally, in May 2025, CMS announced a significant expansion to its RADV audit program, stating, among other things, that it intended to conduct RADV audits with extrapolation on all eligible MA plans on an annual basis and that it would accelerate the timetable for clearing its backlog of audits with respect to payment years 2018-24. However, on September 25, 2025, a Federal District Court in Texas vacated CMS’s final rule regarding extrapolation of results of RADV audits for payment years beginning with payment year 2018. As of September 30, 2025, the Company is in the process of collecting and reviewing medical records with respect to the member cohort selected for the RADV audit. The Company is continuing to monitor developments with respect to these audits and continuing to assess their potential impact.

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
We have grown Health Plan Membership, which we define as members enrolled in our health maintenance organization ("HMO") and preferred provider organization ("PPO") contracts (the "Alignment Health Plans"), from approximately 13,000 at inception to 229,600 as of September 30, 2025, representing a 30% compound annual growth rate across 45 markets and 5 states. Our ultimate goal is to bring this differentiated, advocacy-driven healthcare experience to millions of senior consumers in the United States and to become the most trusted senior healthcare brand in the country.
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

Additionally, our historical financial performance has been, and we expect our financial performance in the future will be, driven by our ability to:
•Capitalize on Our Existing Market Growth Opportunity: Our ability to attract and retain members to grow in our existing markets depends on our ability to offer a superior value proposition. We routinely take market share from large established players in highly competitive markets, a key source of our health plan membership growth in excess of the industry average. We believe that there are still significant opportunities for future growth even in some of our most mature markets where we have approximately 10-30% market share. According to CMS data as of September 30, 2025, our approximately 229,600 Health Plan Members represent only 5% market share of Medicare Advantage enrollees in our markets.
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
•Provide Superior Service, Care and Consumer Satisfaction: We are highly focused on providing superior service and care to our members and on maintaining high levels of consumer satisfaction, which are key to our financial performance and growth. The CMS Five Star Quality Rating System provides economic incentives to Medicare Advantage plans that achieve higher Star ratings by (i) meeting certain care criteria (such as completing particular preventative screening procedures or ensuring proper follow-up care is provided for specific conditions or episodes) and (ii) receiving high member satisfaction ratings. These incentives impact financial performance in the year following the CMS Rating Year (for example, CMS’s announcement of the 2025 Ratings occurred in the second half of 2024 and will impact our financial performance in 2026). One hundred percent of our health plan members are enrolled in plans rated 4 stars and above, meaning our members consistently receive a high-quality care experience, as defined under CMS star measurement criteria. The California HMO plan has achieved a 4 star or greater rating for nine consecutive years.
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
•Navigate Seasonality to our Business: Our operational and financial results will experience some variability depending upon the time of year in which they are measured. We experience the largest portion of member growth during the first quarter, when plan enrollment selections made during the annual enrollment period ("AEP") from October 15th through December 7th of the prior year take effect. As a result, we expect to see a significant percentage of our member growth occur on January 1 of a given calendar year. As the year progresses, our per-member revenue often declines as new members join us, typically with less complete or accurate documentation (and therefore lower risk-adjustment scores), and senior mortality disproportionately impacts our higher-acuity (and therefore greater revenue) members. Medical costs will vary seasonally depending on a number of factors, but most significantly the seasons. Certain illnesses, such as the influenza virus, are far more prevalent during colder months of the year, which will result in an increase in medical expenses during these time periods. We therefore expect to see higher levels of per-member medical costs in the first and fourth quarters. The design of our prescription drug coverage (Medicare Part D) results in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period, which begins annually on January 1 for renewals. We anticipate that, starting in 2025, the benefit redesign under the Inflation Reduction Act will result in much more moderate seasonality than we have experienced in past years. Members will still pass through the benefit phases, but our share of the total liability will be more consistent through each phase than it has been in the past. In addition, we expect our corporate, general and administrative expenses to increase in absolute dollars for the foreseeable future to support our growth. Due to the timing of many of these investments, including our primary sales and marketing season, we typically incur a greater level of investment in the second half of the year relative to the first half of the year.

Executive Summary
The following table presents key financial statistics for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in '000's, except percentages)	2025	2024	% Change	2025	2024	% Change
Health plan membership (at period end)	229,600	182,300	25.9%	229,600	182,300	25.9%
Medical benefits ratio	87.2%	88.4%	(1.2)%	87.4%	89.3%	(1.9)%
Revenues	$993,695	$692,433	43.5%	$2,935,915	$2,002,320	46.6%
Income (loss) from Operations	$7,681	$(19,522)	139.3%	$25,036	$(79,010)	131.7%
Net income (loss)	$3,729	$(26,429)	114.1%	$10,028	$(97,007)	110.3%
Adjusted EBITDA(1)	$32,439	$5,922	447.8%	$98,530	$(24)	410,639.9%
Adjusted gross profit (1)	$127,456	$80,524	58.3%	$369,848	$214,670	72.3%
(1)See "Adjusted EBITDA" and "Adjusted Gross Profit" below for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
Health Plan Membership
We define Health Plan Membership as the number of members enrolled in our HMO and PPO contracts as of the end of a reporting period. We believe this is an important metric to assess growth of our underlying business, which is indicative of our ability to consistently offer a superior value proposition to seniors. This metric excludes third party payor members with respect to which we are at-risk for managing their healthcare expenditures, which represented 300 and 400 members as of September 30, 2025 and 2024, respectively. It also excludes the approximately 6,400 and 8,500 ACO REACH members as of September 30, 2025 and 2024, respectively. On July 30, 2025, we notified CMS that we will discontinue our participation in the ACO REACH model as of December 31, 2025.

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

Adjusted gross profit is reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(dollars in thousands)
Income (loss) from operations	$7,681	$(19,522)	$25,036	$(79,010)
Add back:
Equity-based compensation (medical expenses)	1,775	1,489	4,521	3,384
Depreciation (medical expenses)	8	46	74	144
Restructuring costs (medical expenses)(1)	—	—	—	796
Depreciation and amortization(2)	7,977	7,640	22,574	20,110
Selling, general, and administrative expenses	110,015	90,871	317,643	269,246
Total add back	119,775	100,046	344,812	293,680
Adjusted gross profit	$127,456	$80,524	$369,848	$214,670
(1)Represents severance and related costs incurred as part of a corporate restructuring designed to streamline our organizational structure and drive operational efficiencies.
(2)Amortization expense for the nine months ended September 30, 2025 includes $0.6 million in impairment expense related to the remeasurement of goodwill associated with one of our subsidiaries.
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

Adjusted EBITDA is reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(dollars in thousands)
Net income (loss)	$3,729	$(26,429)	$10,028	$(97,007)
Less: Net loss attributable to noncontrolling interest	—	(16)	(254)	(63)
Adjustments:
Interest expense	3,950	6,937	11,850	18,055
Depreciation and amortization(1)	7,985	7,686	22,648	20,254
Income taxes	2	(8)	3,247	14
Equity-based compensation(2)	16,227	17,258	48,967	54,896
Acquisition expenses(3)	—	14	—	26
Litigation costs (4)	546	456	1,608	1,177
Loss on ROU assets(5)	—	—	—	143
Gain on sale of property and equipment	—	(8)	(72)	(8)
Restructuring costs(6)	—	—	—	2,363
Adjusted EBITDA	$32,439	$5,922	$98,530	$(24)

(1)Amortization expense for the nine months ended September 30, 2025 includes $0.6 million in impairment expense related to the remeasurement of goodwill associated with one of our subsidiaries.
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

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(dollars in thousands)
Revenues:
Earned premiums	$983,681	$684,496	$2,907,927	$1,980,146
Other	10,014	7,937	27,988	22,174
Total revenues	993,695	692,433	2,935,915	2,002,320
Expenses:
Medical expenses	868,022	613,444	2,570,662	1,791,974
Selling, general, and administrative expenses	110,015	90,871	317,643	269,246
Depreciation and amortization	7,977	7,640	22,574	20,110
Total expenses	986,014	711,955	2,910,879	2,081,330
Income (loss) from operations	7,681	(19,522)	25,036	(79,010)
Other expenses:
Interest expense	3,950	6,937	11,850	18,055
Other income, net	—	(22)	(89)	(72)
Total other expense	3,950	6,915	11,761	17,983
Income (loss) before income taxes	3,731	(26,437)	13,275	(96,993)
Provision (benefit) for income taxes	2	(8)	3,247	14
Net income (loss)	$3,729	$(26,429)	$10,028	$(97,007)
Less: Net loss attributable to noncontrolling interest	—	(16)	(254)	(63)
Net income (loss) attributable to Alignment Healthcare, Inc.	$3,729	$(26,413)	$10,282	$(96,944)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(% of revenue)
Revenues:
Earned premiums	99.0%	99.0%	99.0%	99.0%
Other	1.0	1.0	1.0	1.0
Total revenues	100.0	100.0	100.0	100.0
Expenses:
Medical expenses	87.3	89.0	87.6	90.0
Selling, general and administrative expenses	11.1	13.0	10.8	13.0
Depreciation and amortization	0.8	1.0	0.8	1.0
Total expenses	99.2	103.0	99.2	104.0
Income (loss) from operations	0.8	(3.0)	0.8	(4.0)
Other expenses:
Interest expense	0.4	1.0	0.4	1.0
Other income, net	—	—	—	—
Total other expense	0.4	1.0	0.4	1.0
Income (loss) before income taxes	0.4	(4.0)	0.4	(5.0)
Provision for income taxes	—	—	0.1	—
Net income (loss)	0.4	(4.0)	0.3	(5.0)
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—
Net income (loss) attributable to Alignment Healthcare, Inc.	0.4%	(4.0)%	0.3%	(5.0)%

Revenues

	Three Months Ended September 30,		Change
	2025	2024	$	%
(dollars in thousands)
Revenues:
Earned premiums	$983,681	$684,496	$299,185	43.7%
Other	10,014	7,937	2,077	26.2%
Total revenues	$993,695	$692,433	$301,262	43.5%

	Nine Months Ended September 30,		Change
	2025	2024	$	%
(dollars in thousands)
Revenues:
Earned premiums	$2,907,927	$1,980,146	$927,781	46.9%
Other	27,988	22,174	5,814	26.2%
Total revenues	$2,935,915	$2,002,320	$933,595	46.6%
Earned Premiums. Earned premium revenues were $983.7 million and $684.5 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $299.2 million or 43.7%. Earned premium revenues were

$2,907.9 million and $1,980.1 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $927.8 million or 46.9%. The increase was primarily driven by growth in our Health Plan membership, which increased 25.9% between September 30, 2024 and September 30, 2025 and higher revenue per member per month. The increase in revenue per member per month is primarily attributable to an increase in the CMS benchmark rates and Part D revenue rates from changes arising from the Inflation Reduction Act.
Other Revenue. Other revenue increased $2.1 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, an increase of 26.2%. Other revenue increased $5.8 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, an increase of 26.2%. The increase is mainly attributable to an increase in our average interest earning cash balances and current investments and an increase in revenue from services provided to third-party providers. Cash and cash equivalents, and other current investments were $618.0 million as of September 30, 2025 compared to $340.3 million as of September 30, 2024.
Expenses

	Three Months Ended September 30,		Change
	2025	2024	$	%
(dollars in thousands)
Expenses:
Medical expenses	$868,022	$613,444	$254,578	41.5%
Selling, general and administrative expenses	110,015	90,871	19,144	21.1%
Depreciation and amortization	7,977	7,640	337	4.4%
Total expenses	$986,014	$711,955	$274,059	38.5%

	Nine Months Ended September 30,		Change
	2025	2024	$	%
(dollars in thousands)
Expenses:
Medical expenses	$2,570,662	$1,791,974	$778,688	43.5%
Selling, general and administrative expenses	317,643	269,246	48,397	18.0%
Depreciation and amortization	22,574	20,110	2,464	12.3%
Total expenses	$2,910,879	$2,081,330	$829,549	39.9%

Medical Expenses. Medical expenses were $868.0 million and $613.4 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $254.6 million, or 41.5%. Medical expenses were $2,570.7 million and $1,792.0 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $778.7 million, or 43.5%. The increase was driven primarily by the growth in Alignment’s Health Plan membership, which increased 25.9% between September 30, 2024 and September 30, 2025, and an increase to our Part D cost sharing due to changes arising from the Inflation Reduction Act. Overall, medical expenses for the three and nine months ended September 30, 2025 grew at a lower rate than earned premium revenues compared to the three and nine months ended September 30, 2024, primarily due to a higher percentage of new members relative to returning members in 2024 compared to 2025. The decrease was offset by increases in unit costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $110.0 million and $90.9 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $19.1 million, or 21.1%. Selling, general and administrative expenses were $317.6 million and $269.2 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $48.4 million, or 18.0%. The increase was primarily due to an increase in ongoing investments and expenditures in network development, operations and sales and marketing to drive the growth of Alignment's Health Plan membership. Selling, general, and administrative expenses as a percentage of revenue decreased for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 due to economies of scale gained from Alignment's membership growth.

Depreciation and Amortization. Depreciation and amortization expense was $8.0 million and $7.6 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $0.3 million, or 4.4%. Depreciation and amortization expense was $22.6 million and $20.1 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $2.5 million, or 12.3%. The increase was primarily due to the amount and timing of our capital expenditures and the associated depreciation relative to 2024. Additionally, for the nine months ended September 30, 2025, we recorded impairment expense of $0.6 million related to the remeasurement of goodwill associated with one of our subsidiaries. The goodwill impairment was recorded to amortization expense.
Other Expenses
Interest expense. Interest expense was $4.0 million and $6.9 million for the three months ended September 30, 2025 and 2024, respectively, a decrease of $2.9 million or 42.0%. Interest expense was $11.9 million and $18.1 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $6.2 million or 34.3%. The decrease in interest expense was mainly attributable to a decrease in the interest rate on our debt following refinancing in November 2024. The convertible notes have an interest rate of 4.25%, compared to our prior term loans which had an average interest rate of 11.77% for the nine months ended September 30, 2024. This decrease in interest rate was offset by an increase in our long-term debt balance which was $330.0 million as of September 30, 2025 compared to $215.0 million as of September 30, 2024.
Other income, net. Other income was $0.0 million and $0.0 million for the three months ended September 30, 2025 and 2024, respectively. Other income was $0.1 million and $0.1 million for the nine months ended September 30, 2025 and 2024.
Liquidity and Capital Resources
General
To date, we have financed our operations principally through our IPO, private placements of our equity securities, revenues, and convertible notes (described below). As of September 30, 2025, we had $644.1 million in cash, cash equivalents and short-term investments.
We operate as a holding company in a highly regulated industry. Alignment Healthcare, Inc., the parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. As of September 30, 2025, the operating parent company (an indirect wholly owned subsidiary of the parent company) had $145.5 million in cash, cash equivalents and short-term investments.
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

Certain states in which we operate as a CMS-licensed Medicare Advantage company may require us to meet certain capital adequacy performance standards and tests. The National Association of Insurance Commissioners has adopted rules which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for healthcare coverage. The requirements take the form of risk-based capital (“RBC”) rules, which may vary from state to state. Certain states in which our health plans or risk bearing entities operate have adopted the RBC rules. Other states in which our health plans or risk bearing entities operate have chosen not to adopt the RBC rules, but instead have designed and implemented their own rules regarding capital adequacy, such as the tangible net equity ("TNE") requirements for our health plans in California. As of September 30, 2025, our health plans or risk-bearing entities were in compliance with the minimum capital requirements.
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
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Net cash provided by operating activities	$190,302	$43,481
Net cash (used in) provided by investing activities	(7,811)	45,111
Net cash provided by financing activities	2,745	49,153
Net change in cash	185,236	137,745
Cash, cash equivalents and restricted cash at beginning of period	434,942	204,954
Cash, cash equivalents and restricted cash at end of period	$620,178	$342,699
Operating Activities
For the nine months ended September 30, 2025, net cash provided by operating activities was $190.3 million, an increase of $146.8 million compared to net cash provided by operating activities of $43.5 million for the nine months ended September 30, 2024. The increase is mainly attributable to an increase in membership and net income, an increase in medical expense payables related to the timing of our payments in the third quarter of 2025, and changes to the Part D program related to the Inflation Reduction Act. This increase was partially offset by an increase in prepaid expenses and other current assets due to a change in our Part D balances arising from the Inflation Reduction Act.
Investing Activities

For the nine months ended September 30, 2025, net cash used in investing activities was $7.8 million, a decrease of $52.9 million compared to net cash provided by investing activities of $45.1 million for the nine months ended September 30, 2024. The decrease primarily relates to increased investment maturities during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2025. The decrease was offset by a decrease in capital expenditures, which decreased $10.4 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities was $2.7 million, a decrease of $46.4 million, compared to net cash provided by financing activities of $49.2 million for the nine months ended September 30, 2024. The decrease is primarily attributable to the $50.0 million draw down of the Oxford Delayed Draw term loan that occurred during the nine months ended September 30, 2024.
Material cash requirements from known contractual and other obligations
There have been no material changes to our contractual obligations disclosed in our Annual Report.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2025.

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
Interest Rate Risk
As of September 30, 2025, we had $73.4 million of U.S. Treasury bills which were classified as held to maturity and had maturities less than twelve months. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe that our exposure to interest rate risk on these investments is not significant. We do not enter into investments for trading purposes.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures:
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2025.
Changes to our Internal Controls over Financial Reporting:
There were no material changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Use of Proceeds
As of September 30, 2025, the Company has fully applied all net proceeds from its initial public offering as previously disclosed in its Registration Statement on Form S-1 (File No. 333-253824) and subsequent periodic reports. Accordingly, no further disclosure under Item 701(f) of Regulation S-K is required.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Rule 10b5-1 Plans

During the fiscal quarter ended September 30, 2025, our executive officers and directors adopted or terminated, as applicable, the following trading arrangements that are intended to satisfy the affirmative defense of Rule 10b5-1(c):

Name & Title	Date of Adoption	Date of Termination	Duration of Trading Arrangement	Maximum Number of Securities to be Sold(1)
Christopher Joyce, Chief Legal & Administrative Officer	9/8/2025	N/A	12/8/2025 – 9/11/2026	95,455
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

Alignment Healthcare, Inc.

Date: October 30, 2025	By:	/s/ John Kao
John Kao
Chief Executive Officer

Date: October 30, 2025	By:	/s/ James M. Head
James M. Head
Chief Financial Officer