Form 10-K
period 2025-12-31
Alignment Healthcare, Inc.
filed 2026-02-27
CIK 1832466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
The aggregate market value of voting shares held by non-affiliates of the Registrant was $2,060,116,814 as of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter (based on a closing price of $14.00 per share). This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting common stock.
As of February 23, 2026, the registrant had 204,296,493 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2026, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

i

FORWARD-LOOKING STATEMENTS
Throughout this annual report on Form 10-K (this “Annual Report”), we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning. The forward-looking statements contained in this Annual Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•our history of net losses and our ability to achieve or maintain profitability in an environment of increasing expenses;
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
•the impact on our business of cybersecurity breaches, loss of data or other disruptions causing the compromise of sensitive information or preventing us from accessing critical information;
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
•the cost and other potential adverse impacts of legal proceedings and litigation, including intellectual property and privacy disputes;
•our dependence on our senior management team and other key employees;
•the concentration of our health plans in a limited number of U.S. states;
•our ability to generate sufficient cash flow to service all of our indebtedness and the potential impact of certain affirmative and negative covenants in our credit agreement on our business;
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
BASIS OF PRESENTATION
Unless the context otherwise requires, the terms “Alignment,” the “Company,” “our company,” “we,” “us” and “our” in this annual report refer to Alignment Healthcare, Inc., its consolidated subsidiaries and its affiliated medical groups. We are a holding company and our sole asset is the capital stock of our wholly owned subsidiaries, including Alignment Healthcare USA, LLC.

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
Business Overview
Alignment is a next generation, consumer-centric and clinically focused platform designed to improve the healthcare experience for seniors enrolled in Medicare who choose a private Medicare Advantage plan. Our goal is to provide seniors with easier access to care, better coordination among providers, fewer gaps in care and avoidable hospital visits, and support that meets them where they are—at home, online, or in their community. We deliver this experience through our wide variety of Medicare Advantage plans, which offer varied benefits tailored to the diverse needs, preferences, and lifestyles of seniors. We believe our plans are differentiated because of our unique ability to manage costs by delivering proactive care and manage chronic conditions through an integrated clinical and technology model.
Our licensed Medicare Advantage plans contract directly with the Centers for Medicare & Medicaid Services. In exchange for a capitated, fixed monthly payment for each enrolled member (i.e., revenue per member per month or “PMPM”) , we take responsibility for coordinating and managing our members’ healthcare—both their health outcomes and the total costs of their care. The PMPM payment varies based on the geography where members live, the health needs and risks of the population we serve, and the quality performance of our plans based on CMS Star Ratings.
Most members enroll with Alignment for a one-year period that can be renewed annually. Because a large majority of our members choose to stay with Alignment after their initial selection year, this model provides meaningful visibility into our short-term financial performance and supports long-term stability and growth.
We have grown Health Plan Membership, which we define as members enrolled in our health maintenance organization ("HMO") and preferred provider organization ("PPO") contracts (the "Alignment Health Plan"), from approximately 13,000 at inception to 236,300 as of December 31, 2025, representing a 30% compound annual growth rate.
For the 2025 plan year, Alignment offered Medicare Advantage plans in 45 markets across California (22 markets), North Carolina (16 markets), Nevada (2 markets), Arizona (3 markets) and Texas (2 markets). These markets collectively include approximately 8.4 million Medicare-eligible seniors.
How the Medicare Advantage Model Works
Under Medicare Advantage’s capitated PMPM value-based payment model, we are responsible for delivering and coordinating all covered healthcare services for our members. This obligation includes hospital and physician care under Medicare Parts A and B, prescription drugs under Medicare Part D (with a separate PMPM payment from CMS), the supplemental benefits, such as dental and vision, we offer under certain of our plans, and related administration costs and services.
Unlike the original Medicare program administered by CMS, which we refer to herein as “Traditional Medicare,” which typically pays providers separately for each service delivered (i.e., “fee-for-service”), the Medicare Advantage program rewards value rather than volume. By taking responsibility for the overall cost and quality of care for our members, plans like Alignment are incentivized to focus on prevention, care coordination and timely intervention. We meet this challenge by providing proactive, cross-disciplinary care targeted at reducing avoidable emergency room visits, managing and promoting access to high-value prescription drugs and supporting care transitions after hospital stays, all of which can reduce the need for more expensive institutional treatments and services.
The Medicare Advantage regulatory framework is designed to reward plans that achieve the triple aim of high-quality care, low costs and better experience. CMS payments to Medicare Advantage plans are allocated in each county or region based on a bidding system. Each year, Medicare Advantage plans submit bids based on estimated costs per enrollee for services covered under Medicare Parts A and B. CMS compares those bids to local, county-level benchmarks that reflect what it would cost Traditional Medicare to cover the same population. Plans that have a lower cost structure and are able to deliver care more efficiently generate savings, a portion of which is returned to the plan in the form of rebates with the remainder accruing to CMS and the federal government.
These savings allow high-performing plans to offer enhanced supplemental benefits—such as lower cost sharing, $0 premium Part D coverage, and additional supplemental services—at no additional cost to the senior.
CMS also evaluates Medicare Advantage plans through a Five Star Quality Rating System, which measures clinical outcomes, patient experience, and operational performance. Medicare Advantage plans with higher Star Ratings receive additional economic incentives and payments. In practice, this means that only plans that consistently deliver better care and better member experience at lower cost can sustainably offer richer benefits and grow membership on a long-term basis.
Our Differentiated Model: Approach Medicare Advantage as a Care Management Business and Lower Costs by Delivering More Care
We approach Medicare Advantage as a care management business. Unlike traditional health insurers, which rely heavily on actuarially underwriting and administrative and medical management tools like prior authorization, our model and core competencies emphasize clinical excellence, data-driven and evidence-based decision making and active care management. This approach is designed to reduce friction for seniors and providers, improve the quality of our member experience and improve health outcomes for our members, particularly for those with multiple chronic conditions.
We have invested heavily in care delivery for our members, with more than 450 full-time clinical employees comprising approximately 25% of our full-time workforce. By insourcing certain components of care delivery, identifying health issues earlier, supporting members between doctor visits and intervening quickly when health risks arise, we aim to reduce hospitalizations, shorten lengths of stay and improve post-discharge follow up—lowering costs across the enterprise while improving quality of care. In short, we focus on providing more care, not less, to our chronic and high-risk members to achieve superior results.
Our care model is built around a scalable, capital-efficient, hybrid approach that combines virtual care with in-home services. Through multichannel communications, we engage our members in ways that are most convenient and effective for them. Because this hybrid approach does not rely on capital-intensive brick-and-mortar operations, it minimizes start-up costs and enables us to efficiently manage care across both dense urban markets and lower population density geographies.
Aligning Incentives Across the Healthcare Ecosystem
In acting as both the payor and active care manager, we believe that Alignment is uniquely positioned to align incentives across stakeholders and the healthcare ecosystem. This includes:
•Members: We support better health through proactive chronic care management and targeted clinical intervention, delivered by our in-home clinical teams, a key feature of our model which we refer to as Care Anywhere. We enrich the quality of life of our seniors by offering supplemental benefits such as gym access and fitness programs, caregiver services and support and non-emergency transportation. And we create a premium member experience through our 24/7 concierge member services.
•Providers: We work to empower—not compete with—community physicians by supplementing their care with additional clinical resources at no cost to the provider. When improved outcomes lead to lower costs, we share in the upside through surplus gainsharing arrangements with providers. And we align incentives while helping providers grow and retain patient panels through our strong product offerings and high CMS Star Ratings.
•Brokers: We believe our investments in member experience and clinical outcomes create satisfied seniors, reducing friction during annual enrollment and renewal process. Stable benefit designs and consistently strong Star Ratings enable brokers to grow confidently with our products. And the high and consistent Star Ratings of our plans support brokers’ sales efforts to new members.
•CMS: By emphasizing prevention, care coordination, and timely intervention, we help reduce costly downstream hospital visits and utilization and overall health care spending. We aim to advance CMS’s goals of better care for individuals, better health for populations, and lower system-wide costs and reduced costs for taxpayers.
Our Clinical Model: Proactively Managing Member Care to Improve Outcomes and Reduce Cost
We engage regularly with members as part of their daily lives and proactively manage their chronic conditions to improve outcomes and reduce cost.

Our clinical model is designed specifically for seniors and managed across multiple disciplines (medical, social, psychological, pharmaceutical and functional) and sites of care (home, inpatient, outpatient, virtual and others). Our internal care teams and external providers use AVA, our proprietary technology platform, to coordinate high-quality care for members and manage the complexity of the healthcare system. Given the prevalence of comorbidities within our chronically ill members, coordination across a multi-disciplinary care team is vital to providing a medical and behavioral care plan that drives improved outcomes.
Our care delivery model creates a highly personalized experience that is unique to each member. Using insights from AVA, we organize members into four categories to provide optimized care: healthy, healthy utilizer, pre-chronic and chronic. The data below represents a sample of our population stratification from 2025.
Healthy: The typical member in the “healthy” category requires low levels of medical care. Healthy members comprise approximately 74% of our membership base but account for only 5% of the institutional claims submitted.
Healthy Utilizer: The typical member in the “healthy utilizer” category is an otherwise healthy senior who has had isolated or unexpected health challenges requiring significant medical care. Healthy utilizers comprise approximately 6% of our membership base and account for 16% of the institutional claims submitted.
Pre-Chronic: The typical member in the “pre-chronic category” is identified as high-risk by AVA but has yet to incur significant healthcare expenditures. We also refer to these members as on the “launching pad,” and by deploying our targeted care programs towards this population we work to prevent or slow their increasing acuity levels. Pre-chronic members comprise approximately 6% of our membership but account for only 1% of the institutional claims submitted. Our active approach to monitoring gaps in care and acting before emerging health problems worsen is reflective of the culture of care embedded in our organization, and our focus on being a persistent advocate for our members.
Chronic: The typical member in the “chronic” category is generally a complex patient with multiple chronic conditions in need of significant, coordinated care. Chronic members comprise 14% of our membership but account for 78% of the institutional claims submitted.
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
Alignment’s Virtuous Cycle Aims to Enable Strong Membership Growth while Expanding Margins
Our model is based on a flywheel concept, referred to as our “virtuous cycle”. This cycle is a reflection of our differentiated model designed to manage care to reduce healthcare expenditures to lower costs. These cost savings are then reinvested back into our product benefits for our seniors to drive above-industry-average membership growth while managing our margin objectives. We believe this is a distinct and sustainable competitive advantage.
To execute upon this concept, we ingest medical and demographic data through our proprietary technology platform, which we refer to as AVA. AVA’s predictive algorithms provide unique insights into each member and identify those most at risk of an acute event. Our information-enabled care model is then combined with clinical engagement by our employed clinical teams known as Care Anywhere to improve healthcare outcomes for our members. For example, our high-touch clinical model proactively manages chronic conditions and assists with post-discharge care navigation to reduce unnecessary hospital admissions and readmissions, which in turn improves health outcomes and quality while lowering overall costs. We then reinvest medical cost savings into richer coverage and benefits, which propels growth in revenue and membership while maintaining margin discipline. The strength of our model is further reinforced by delivering a premium member experience. Our concierge and a clinical service hotline is available 24/7 at no additional cost to our members and our state-of-the-art in-house call centers provide us with more consistency and control over member-facing functions.

Our virtuous cycle, based on the principle of doing well by doing good, is highly repeatable and a core tenet of our ability to continue to expand in existing and new markets in the future. The five-year compounded growth rate through December 31, 2025 of our revenue and Health Plan Membership is 36% and 29%, respectively.
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
In addition to the SSA, CMS regulations, and our contractual obligations, we must also comply with a variety of other laws:
HIPAA, HITECH Act and Other Laws, Rules and Regulations Related to Data Privacy; Security and Protection

We are subject to data privacy and protection and breach notification laws and regulations that apply to the collection, creation, receipt, maintenance, transmission, storage, use, disclosure and processing of protected health information (“PHI”), and other types of personal data or personally identifiable information (“PII”), which among other things, impose certain requirements relating to the privacy and security of such PHI and PII. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill. Ongoing efforts to comply with evolving laws and regulations may be costly and require ongoing modifications to our policies, procedures and systems.
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
The US Department of Health and Human Services, Office for Civil Rights ("OCR") announced on December 27, 2024, and published in the Federal Register on January 6, 2025, a Notice of Proposed Rulemaking proposing extensive modifications to the HIPAA security standards. OCR’s Spring 2025 Unified Regulatory Agenda lists the proposed rule at the “Final Rule Stage”, with final action scheduled for May 2026. If finalized, these modifications and could entail significant additional compliance obligations and costs for HIPAA-regulated covered entities and business associates.
HIPAA imposes mandatory penalties for certain violations. In 2026, penalties for violations of HIPAA and its implementing regulations started at $145 per violation and could not exceed approximately $73,011 per violation, subject to a cap of approximately $2.2 million for violations of the same standard in a single calendar year.] However, a single breach incident can result in violations of multiple standards.
HIPAA also authorizes state attorneys general to file suit on behalf of their residents for violations of HIPAA. While HIPAA does not create a private right of action allowing individuals to sue in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.
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
HIPAA further requires that members be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made without unreasonable delay and in no case later than 60 calendar days after discovery of the breach. If a breach affects 500 individuals or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public website. Breaches affecting more than 500 individuals in the same state or jurisdiction must also be reported to the prominent media outlets serving the state or jurisdiction. If a breach involves fewer than 500 individuals, the covered entity must record it in a log and notify HHS at least annually.
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
Data privacy and security at the state level remains an evolving landscape. For example, California’s California Consumer Privacy Act of 2018 (“CCPA”), which came into effect on January 1, 2020, has since been amended by the California Privacy Rights Act (“CPRA”), which became effective on January 1, 2023 and began enforcement on July 1, 2023. The CCPA, as amended by the CPRA, expands on the existing rights provided to California residents and includes rights to know, delete and correct personal information; limit the use of sensitive personal information; and opt out of the sale of personal information or the sharing of personal information with third parties for purposes of cross-context behavioral advertising. There are also requirements for privacy risk and cybersecurity assessments, and contracting requirements for service providers, third parties, and contractors who receive and process personal information from the regulated “business.” The CPRA amendment created a state agency, the California Privacy Protection Agency (“CPPA”), to enforce and implement the law. This agency will be able to finance operations through penalties issued and, with the CPRA’s removal of the mandatory cure period from the CCPA, we will have less warning before compliance risk results in legal action. Additionally, the CCPA’s exemption for personal information of personnel (including employees, job applicants, officers, and directors) and business-to-business contacts expired. As a result, since January 1, 2023, personal information of California resident personnel and business contacts has been subject to the CCPA. This has created compliance obligations for our operations.

The CCPA contains exemptions for medical information governed by the California Confidentiality of Medical Information Act, and for PHI collected by a covered entity or business associate governed by the privacy, security, and breach notification rule established pursuant to HIPAA. This exempts much of the data we process with respect to patients and plan members.
The CCPA prompted the passage of "copycat" legislation in a number of states. It also prompted passage of consumer privacy laws that protect consumer health data specifically, such as the Washington My Health My Data Act. These state laws generally exempt HIPAA regulated covered entities and business associates, PHI, and/or personal information collected in the context of employment and business-to-business relationships. However, this patchwork of state laws may add further complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
While the CCPA is an example of consumer privacy law, the NAIC’s Insurance Data Security Model Law (the “Model Law”) is a different type of law focused on securing insurance licensees’ information systems. Versions of this Model Law have been passed in many states and are expected to be passed in more states in the coming years. Similar to HIPAA, the Model Law requires the implementation of technical, administrative, and physical information security practices and procedures and includes reporting requirements for data breaches. These Model Laws are typically enforced by state insurance regulators. We are not currently subject to any of these laws that have been adopted to date.
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
As indicated above, there are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including notification requirements in the event of unauthorized access or theft of personal information. State statutes and regulations vary from state to state. Substantially all of our relevant member data is maintained on our technology platform, AVA, which aggregates and provides us with access to extensive member datasets, including individually identifiable PHI. Violations of HIPAA or applicable federal or state laws or regulations could subject us to significant criminal or civil penalties, including significant monetary penalties. Compliance with HIPAA and other privacy regulations requires significant and ongoing systems enhancements, training and administrative effort. See “Risk Factors—Cybersecurity breaches, loss of data and other disruptions could compromise sensitive information related to our business or our members, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.”
Our business and operations may also be subject to federal, state, and local consumer protection laws governing marketing communications, including the Telephone Consumer Protection Act (“TCPA”), which places restrictions on the use of automated tools and technologies to communicate with wireless telephone subscribers or communications services consumers generally and the CAN-SPAM Act, which regulates the transmission of marketing emails. In addition, certain of our businesses are also subject to the Payment Card Industry Data Security Standard (“PCI DSS”), which is a multifaceted industry security standard that is designed to protect credit and debit card account data as mandated by payment brands and acquiring banks.
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
Corporate Practice of Medicine and Other Laws
As a corporate entity, we are not licensed to practice medicine. Many states in which we operate through our subsidiaries limit the practice of medicine to licensed individuals or professional organizations exclusively owned and comprised of licensed individuals, and business corporations generally may not exercise control over the medical decisions of licensed physicians or other licensed clinicians. Statutes, regulations and court decisions relating to the practice of medicine, fee-splitting between physicians and referral sources, and similar issues vary widely from state to state. In addition, various state laws also generally prohibit the sharing of professional services income with nonprofessional or business interests. The laws and regulations in these areas are complex, changing, and often subject to varying interpretations. The interpretation and enforcement of these laws vary significantly from state to state. Under business support agreements between certain of our subsidiaries and associated physician-owned professional groups, these groups retain sole responsibility for all medical decisions, as well as for hiring and managing physicians and other licensed healthcare providers, developing operating policies and procedures, implementing professional standards and controls, and maintaining malpractice insurance.

Recently, Oregon and California have passed laws codifying and strengthening their existing corporate practice of medicine prohibitions in ways which may require us to adjust contractual arrangements with our affiliated physician-owned professional groups, and we are aware of a number of other states considering similar legislation.
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
In jurisdictions where the corporate practice of medicine is prohibited, we have historically operated by maintaining long-term business support services contracts with multiple associated professional medical entities that are wholly owned by physicians and, in turn, employ or contract with physicians to provide those professional medical services required by our members. Under these business support services agreements, our primary operating subsidiary performs only non-medical business support services, does not represent that it offers medical services and does not exercise influence or control over the practice of medicine by the physicians or the associated physician groups. In addition to the above business support services arrangements, we have certain contractual rights relating to the orderly transfer of equity interests in our associated physician practices through succession agreements and other arrangements with their physician equity holders. Such equity interests cannot, however, be transferred to or held by us or by any non-professional medical entity. Accordingly, neither we nor our direct subsidiaries directly own any equity interests in any of our associated physician practices. Further, the enforceability of such equity transfer restriction agreements has been called into question by state courts and regulators in New Jersey, New York, California, and Oregon. The invalidation of our transfer restriction agreements in such states may have a detrimental effect on our relationship with our affiliated physician-owned professional entities.
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
•brand identity and reputation; and
•regulatory compliance
Corporate Responsibility
We are committed to creating positive, measurable outcomes for our members, employees, communities, and shareholders. Our approach integrates responsible governance, ethical operations, and disciplined risk management with actions that improve health outcomes, enhance access and affordability, support our workforce, and strengthen the communities we serve. We believe that delivering long-term value requires aligning our business strategy with the impact we have on people and society.
Guided by our core value of leading with a serving heart, we have established five impact priorities through 2025:

•Serving Members – Proactively provide all members with access to high-quality, low-cost care and support healthier communities.
•Serving Health Care Providers – Enable better care through improved access to data, tools, and resources.
•Serving our Employees - Foster engagement, ownership and a sense of belonging.
•Serving Consciously - Understand and improve the impact of our operations on the communities we serve.
•Serving Responsibly - Maintain effective, transparent and ethical governance.
We publish an annual Impact Report highlighting progress against these priorities. Oversight is provided through collaboration among senior leadership, the CEO, and the Board of Directors.
Employees and Human Capital Resources
We are focused on building a company that is transforming health care by putting seniors first, and our employees are critical to our distinctive business model. Our Human Capital strategy focuses on meeting business objectives by attracting, developing, engaging, and retaining a high-performing, diverse workforce. As of December 31, 2025, we had 1,849 full-time employees in addition to seasonal employees who assist with the Medicare AEP.
We recognize that an inclusive workplace is crucial as we scale and build our high-performing team. All aspects of our inclusive culture continue to be embedded in each aspect of our processes, programs, and structures that drive our talent lifecycle: attraction, recruitment, onboarding, development, and retention efforts. Our efforts to recruit for excellence are reflected in the composition of our current employee workforce and Board of Directors, which are comprised of a diverse group of highly qualified individuals that represent top talent in the industry. As of December 31, 2025:
•74% of our employees were female;
•70% of our employees were ethnically diverse;
•22% of our executive team was ethnically diverse;
•11% of our executive team was female;
•22% of our Board of Directors was ethnically diverse; and
•44% of our Board of Directors was female.
The future success of our company will depend, in part, on our continued ability to attract, develop and retain the best talent as we grow and scale the organization. Our talent acquisition and management strategies are designed to ensure that we create and develop a pipeline of outstanding physicians, clinical employees, and business leaders. A key component of our corporate sustainability and success is learning and development. Each year, we conduct an employee survey and take action to further enhance employee engagement and productivity. We also implement rigorous employee training protocols to help ensure our teams operate with rigor, ethics and compliance in mind. We are intentional in our efforts to provide all employees opportunities to grow. Our training and development programs for employees focus on enhancing and developing talent within the company. All employees have access to on‑demand training through our learning and development platform, which supports scalable capability-building across functional, leadership, compliance, and digital skills. We are currently designing additional training programs and resources for both new hires and longer-tenured employees that will educate them on critical functional areas of within the organization.
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
Corporate Information

We were originally formed as a Delaware limited liability company under the name Alignment Healthcare Holdings, LLC in 2013. In March 2021, we completed a corporate restructuring in connection with our initial public offering (“IPO”) changed our name to Alignment Healthcare, Inc. Following the IPO, our common stock began trading on the Nasdaq Global Select Market under the symbol “ALHC.”
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
•Cybersecurity breaches, loss of data and other disruptions could compromise sensitive business or member information, or prevent access to critical information and expose us to liability.
•Our use of machine learning and artificial intelligence, including within our AVA platform, may introduce operational, regulatory and legal risks that could adversely affect our business, financial condition and results of operations.

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
We have incurred net losses on an annual basis since our inception, including a net loss of $1.0 million and $128.1 million for the years ended December 31, 2025 and December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $1,009.0 million. We expect our aggregate costs will increase substantially in the foreseeable future as we expect to invest heavily in increasing our member base, growing our provider networks, expanding our operations geographically, engaging in expanded marketing and outreach efforts, enhancing our technology, hiring additional employees, operating as a public company and acquiring companies or assets complementary to our business. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. In addition, even if we are successful in increasing our membership and consequently increasing our total revenues from premiums earned, we may not successfully and effectively predict, price and manage the medical costs of our members. To date, we have financed our operations principally from the sale of our equity, revenue from the CMS and the incurrence of indebtedness. We may not generate positive cash flow from operations or profitability in the future.
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

•we may be unsuccessful in entering new markets, including by identifying and executing key strategic joint ventures or other arrangements to facilitate such entry;
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
•when expanding into new markets, we may face competition with greater knowledge of such local markets; and
•expansion into new offerings or new markets, or the acquisition of complementary businesses or assets, may require us to raise additional capital, which may not be available on desirable terms or at all.
Pursuing our growth strategy requires significant capital expenditures, the allocation of valuable management resources, and the hiring of additional personnel, and may strain our operations and our financial and management controls and reporting systems and procedures. For a variety of reasons, we may not succeed in achieving scale, improving our operating efficiency or gaining operating leverage. Moreover, we have experienced and may in the future continue to experience attrition, which may further exacerbate these challenges. If we are unable to effectively execute our growth strategy and manage our growth, our results of operations and financial condition could be materially and adversely affected.
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
Premium increases, introduction of new product designs, and our relationships with our providers in various markets, among other issues, could also affect our membership levels. Other actions that could affect membership levels include our possible exit from or entrance into markets or the entering into or termination of a key network contract. If we do not compete effectively in our markets, if we set rates too high or too low in highly competitive markets to keep or increase our market share, if membership does not increase as we expect, if membership declines, or if we lose membership with favorable medical cost experience while retaining or increasing membership with unfavorable medical cost experience, our results of operations, financial position, and cash flows may be materially adversely affected.
We may not be successful in maintaining or improving our Star ratings in future years, which may have a direct and substantial adverse impact on our revenue.
CMS measures the quality of Medicare Advantage plans through a Five Star Quality Rating System. The Star Rating system considers various measures adopted by CMS, including, among others, quality of care, preventative services, chronic illness management and member satisfaction. The achievement of Star ratings of 4-Star or higher qualifies Medicare Advantage plans for an increase in the benchmark against which they bid (potentially increasing premium payments). As of January 1, 2026, approximately 100% of our members are enrolled in plans that have a 4.0 Star rating or greater for the 2026 rating year / 2027 payment year. However, we may not be able to maintain or improve upon these Star ratings in future years. Failure to maintain satisfactory quality and performance measures may negatively affect our premium rates, impede our ability to compete for new business in existing or new markets or result in the termination of our contracts, or affect our ability to enter into new CMS contracts or expand the service area of current health plans. Star ratings are an important component of how MA beneficiaries select an MA plan, both during each annual enrollment period and throughout each year. Low Star ratings may reduce our membership, if members choose to enroll in higher-rated plans.
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
CMS updates and makes changes to the Star ratings annually. Changes implemented by CMS with respect to the Five Star Quality Rating System have, in the past, and could, in the future, negatively impact our Star ratings. For example, in rating year 2024, CMS removed performance outliers from the calculation of non-Consumer Assessment of Healthcare Providers and Systems (“non-CAHPS data”) measure rating cut points using the Turkey outlier deletion method. This change increased cut points overall, making it more difficult to achieve and maintain high Star ratings. In the 2026 Star ratings, only 18 MA-Part D contracts earned a 5-star rating, an increase from seven in 2025 but a significant decrease from 31 in 2024 and 57 in 2023.
Additionally, CMS continues to make changes to Star Ratings methodology that could negatively impact our Star Ratings in future years. For example, CMS recently proposed changes for the 2027 Star Ratings, including streamlining the Star Ratings measure set by removing certain measures and revising aspects of the reward factor methodology (including proposing to remove the Health Equity Index reward and revert to the historical reward factor). These changes, if finalized, and future adjustments to the Star rating methodology may have a negative impact on our Star ratings.
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
Cybersecurity breaches, loss of data and other disruptions could compromise sensitive information related to our business or our members, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
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
We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit and store this sensitive data and information. Cybersecurity breaches of this infrastructure, including electronic break-ins, computer viruses, ransomware, attacks by hackers and other malicious actors and similar breaches, physical break-ins and employee or contractor error, negligence or malfeasance, can create system disruptions, shutdowns or unauthorized disclosure or modifications of such sensitive data or information, causing PHI or other PII to be accessed or acquired without authorization or to become publicly available. We utilize a third-party operated 24x7 security operations center that continuously monitors the security and privacy posture of our systems and have implemented the HITRUST Alliance's Common Security Framework as part of our certification by HITRUST; however, we cannot provide assurance that these measures will protect us from all cybersecurity threats and risks. As our third-party service providers manage important aspects of the collection, storage, processing and transmission of employee, user and member information, and other confidential and sensitive information, we rely on them to perform functions that have material cybersecurity risks. Because of the sensitivity of the PHI, PII and other sensitive information we and our service providers collect, store, transmit, and otherwise process and use, the security of our technology platform and other aspects of our services, including those provided or facilitated by our third-party service providers, are important to our operations and business strategy. Measures taken to protect our systems, those of our contractors or third-party service providers, or the PHI, PII or other sensitive information we or contractors or third-party service providers process or maintain (including our requirement that our third-party service providers enter into business associate agreements or other required security agreements, if applicable), may not adequately protect us from the risks associated with the collection, storage, processing and transmission of such sensitive data and information. For example, we may be required to expend significant capital and other resources, such as in the performance of ongoing risk assessments of our and our third-party service providers’ information systems, to protect against cybersecurity breaches or to alleviate problems caused by cybersecurity breaches. Because cyber-attacks are becoming more sophisticated and frequent and the techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, despite the implementation of security measures, we or our third-party service providers may be unable to anticipate these techniques or to implement adequate protective measures.
A cybersecurity breach or other breach or privacy violation that leads to disclosure or unauthorized use or modification of, or that prevents access to or otherwise impacts the confidentiality, security, integrity or availability of, member information, including PHI, PII or other sensitive information we or our contractors or third-party service providers maintain or otherwise process, could harm our reputation and brand, compel us to comply with breach notification laws, and cause us to incur significant costs for remediation, fines, penalties, providing notification to individuals and civil claims. We would need to identify and implement measures intended to repair or replace systems or technology and to prevent future occurrences, and we could face potential increases in insurance premiums. This is of particular risk when considering tight integration with third-party service providers who manage or provide parts of our information systems. If we are unable to prevent or mitigate such security breaches or privacy violations or implement satisfactory remedial measures, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our systems, and we could suffer a loss of members. We may also suffer loss of reputation, adverse impacts on member and investor confidence and financial loss, and we would be exposed to the risk of governmental investigations or other actions, regulatory or contractual penalties, and other claims and liabilities, including liability under laws and regulations that protect the privacy of member information or other personal information, such as HIPAA as well as other federal and state privacy, data security, consumer protection, biometric information, eavesdropping and wiretapping, electronic communications, and data breach notification laws that permit private rights of action or other civil claims. In addition, cybersecurity breaches and other inappropriate access to, or acquisition or processing of, information can be difficult to detect, and any delay in identifying such incidents or in providing any notification of such incidents may lead to increased harm.
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
A cybersecurity breach could result in incorrect or delayed medical recommendations and prescriptions, missed alerts and missed opportunities to intervene for our members on a timely basis. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform our services, access member health information, collect, process, and prepare company financial information, provide information about our current and future services and engage in other member and clinician education and outreach efforts. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
Our use of machine learning and artificial intelligence, including within our AVA platform, may introduce operational, regulatory and legal risks that could adversely affect our business, financial condition and results of operations.

We use machine learning, artificial intelligence (“AI”) and other automated data-analysis technologies in certain aspects of our operations, including within AVA, which aggregates and analyzes member and provider information to generate insights, alerts and recommendations and to support risk adjustment, care management and other activities. AI models may produce inaccurate, incomplete, biased or non-reproducible outputs due to limitations in data quality, model design or changing data patterns, and certain methodologies may lack transparency or explainability. If AI-supported processes adversely affect clinical or operational activities, coding or documentation, risk adjustment, utilization management, quality measurement or member stratification, we could experience reduced revenue, increased medical costs, member harm, regulatory exposure or reputational damage. Our use of AI also increases risks relating to data governance, privacy, cybersecurity and third-party technology dependencies, including risks arising from aggregation and use of sensitive data.

The legal and regulatory framework governing AI in healthcare and insurance is rapidly evolving. Federal agencies, including HHS and CMS, are developing policies and guidance regarding the governance and permissible uses of AI in healthcare programs, and federal executive actions and proposed or enacted state laws seek to regulate AI use in sensitive or regulated contexts. New or changing AI-related requirements or enforcement priorities could restrict permissible uses of AI in Medicare Advantage or other regulated activities, require additional governance, validation, documentation, transparency or reporting, or increase audit, overpayment, penalty or liability risks. If our AI governance or use practices are determined to be deficient or non-compliant, we could be subject to investigations, sanctions, contractual liability or other adverse consequences.

If any of these risks were to materialize, our operations, regulatory compliance, reputation, financial condition and results of operations could be adversely affected.
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
A significant portion of our revenue relates, directly or indirectly, to the Medicare Advantage program, which accounted for substantially all of our total revenue for the year ended December 31, 2025. Participating in the Medicare Advantage program exposes us to various risks, as described further below.
•As of January 1, 2026, under our contracts with CMS, we provided health insurance coverage to approximately 275,300 individual Medicare Advantage members. Our continued participation in the Medicare Advantage program through these and other contracts is not guaranteed. Our CMS contracts are subject to annual renewal, and CMS must also annually approve our bids for the plans we intend to offer under each contract. The loss of these and other CMS contracts or significant changes to the terms thereof may have a material adverse effect on our business, results of operations and financial condition.
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
CMS released a final rule on January 30, 2023, which changes both the use of extrapolation and the application of the FFS Adjuster. Specifically, under the final rule CMS would not extrapolate audit results for any audits covering payment years prior to 2018. Additionally, CMS would not apply any FFS Adjuster in RADV audits. These changes would be expected to have a material impact on Medicare Advantage organizations, including us. In November 2024, CMS announced it had initiated the payment year 2018 RADV audits, and it expected to begin issuing the audit findings in mid-calendar year 2026, including instructions on how the overpayments will be collected as part of the audit. In May 2025, CMS reiterated its focus on RADV audits, noting that the agency planned to complete the payment year 2018 RADV audits by early 2026 and that, going forward, CMS would audit all eligible MA contracts each payment year. However, in September 2025, a federal district court vacated CMS’s 2023 RADV final rule on procedural grounds, creating uncertainty regarding the application of that rule’s audit methodology, including the use of extrapolation and the elimination of the FFS Adjuster, and potentially delaying CMS’s ability to conclude these audits as originally anticipated. The government has filed a notice of appeal in that litigation, and the timing and methodology for issuing findings and any related payment recovery actions remain uncertain.
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
Our CMS contracts that cover members’ prescription drugs under Medicare Part D contain provisions for risk sharing and certain payments for prescription drug costs for which we are not at risk. These provisions, certain of which are described below, affect our ultimate payments from CMS. Beginning in 2025, the Inflation Reduction Act (the “IRA”) imposes changes to the Medicare Part D program, including changes to catastrophic coverage, manufacturer discount obligations, and CMS reinsurance subsidies. These changes to tend to increase the portion of prescription drug costs for which we are financially responsible and may increase variability in our ultimate payments from CMS.
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
Reinsurance and low-income cost subsidies represent payments from CMS in connection with the Medicare Part D program. Pursuant to the IRA, CMS’s share of costs in the catastrophic coverage phase decreased from 80% in 2024 to 20% in 2025, meaning that we are responsible for a greater portion of prescription drug costs above the out-of-pocket threshold. Reinsurance subsidies represent payments for CMS’s portion of claims costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent payments from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and settlement of CMS’s prospective subsidies against actual prescription drug costs we paid, as well as other factors, is made after the end of the applicable year.
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
The Inflation Reduction Act of 2022 (“IRA”), signed into law on August 16, 2022, reflects an ongoing effort to control prescription drug costs and reduce spending by the federal government. The IRA contains several provisions that impact the Part D program and that may influence our benefit design and profitability. For example, beginning in 2024, Part D plans were required to eliminate member cost-sharing in the catastrophic phase of the benefit, and beginning in 2025, the coverage gap phase was eliminated. For 2026, Part D plans must also implement a cap on member out-of-pocket spending of $2,100. These changes have the potential to increase the financial responsibility of Part D plan sponsors. Furthermore, Part D plans must offer enrollees the option to pay out-of-pocket prescription drug costs in the form of capped monthly payments through the Medicare Prescription Payment Plan instead of all at once at the pharmacy.

This may increase administrative burdens for plans by requiring new payment tracking systems and risk management strategies. Finally, 2026 is the first year that CMS will implement negotiated prices on certain high-cost Part D drugs, and Part D plans must include these drugs on their formularies at the maximum fair price. These changes may significantly alter the plans that we offer and may adversely affect our business, results of operations and financial condition.
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
A substantial portion of our revenue is driven by CMS payments in connection with our health plans in California, North Carolina, Nevada, Arizona and Texas, with approximately 84% of our members concentrated in California as of December 31, 2025. As a result, our exposure to many of the risks described herein is not mitigated by a diversification of geographic focus. Unfavorable changes in healthcare or other benefit costs or reimbursement rates or increased competition in these areas or any other geographic area where our membership becomes concentrated in the future could therefore have a disproportionately adverse effect on our operating results. Furthermore, due to the concentration of our operations in these states and in California in particular, our business may be adversely affected by economic, health or other conditions that disproportionately affect these states as compared to other states (e.g., outbreaks of infectious disease) or by natural disasters such as major earthquake, wildfire or hurricane. Any of these factors could have a significant impact on the health of a large number of our covered members, access to care may be more difficult and proposed responses, including telehealth, may not be available. Moreover, regulatory changes undertaken in response to such events could require us to cover health care costs for members for which we would not typically be responsible.
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
Additionally, CMS audits Medicare Advantage organizations for documentation to support RAF-related payments for members. The Medicare Advantage organizations ask providers to submit the underlying documentation for members that they serve. It is possible that claims associated with members with higher RAF scores could be subject to more scrutiny in a CMS or plan audit. CMS may impose penalties as a result of its audits. In addition, we could be liable for penalties to the government under the FCA that range from $5,500 to $11,000 (adjusted for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. On July 3, 2025, the DOJ issued a final rule announcing adjustments to FCA penalties, under which the per claim penalty range was increased to a range from $14,308 to $28,619 for penalties assessed after July 3, 2025 with respect to violations occurring after November 2, 2015. As discussed above, there is ongoing litigation regarding CMS’s 2023 RADV final rule, which would allow CMS to extrapolate findings in RADV audits, potentially leading to much larger recoveries.
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
We rely on a number of vendors and other third parties to perform various functions and fulfill our obligations to CMS and members. Our ability to operate our business depends on the performance of, and continued contracts with, these vendors. The functions performed by our major vendors include, but are not limited to, information technology support, claims processing, pharmaceutical benefit management, supplemental benefits (e.g., our "black card" benefit, vision benefits, dental benefits and transportation benefits) and other business process outsourcing. We also rely in part on third-party brokers for the marketing and sale of our insurance plans and on our IPAs, which perform certain functions on our behalf.
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
The use of individually identifiable health data by our business is regulated at federal and state levels. These laws and rules are changed frequently by legislation or administrative interpretation. Various state laws address the use and maintenance of PII. Among these state laws, which we describe in more detail below, we are most substantially affected by the California Consumer Privacy Act ("CCPA"), which uniquely among general consumer privacy laws did not exempt employee information, business contact information, and only maintains narrow exemptions for data subject to HIPAA or the Gramm-Leach-Bliley Act. We are required to comply with these laws in the way we create, receive, maintain or transmit PII.
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
HIPAA imposes mandatory penalties for certain violations. In 2026, penalties for violations of HIPAA and its implementing regulations started at $145 per violation and could not exceed approximately $73,011 per violation, subject to a cap of approximately $2.2 million for violations of the same standard in a single calendar year]. However, a single breach incident can result in violations of multiple standards. Additionally, the penalty amounts listed above are also due for inflation adjustments in 2026.
HIPAA also authorizes state attorneys general to file suit on behalf of their residents for violations of HIPAA. While HIPAA does not create a private right of action allowing individuals to sue in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.
HIPAA further requires that members be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made without unreasonable delay and in no case later than 60 calendar days after discovery of the breach. If a breach affects 500 individuals or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public website. Breaches affecting more than 500 individuals in the same state or jurisdiction must also be reported to prominent media outlets serving the state or jurisdiction. If a breach involves fewer than 500 individuals, the covered entity must record it in a log and notify HHS at least annually.
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
Data privacy and security at the state level remains an evolving landscape. For example, CCPA, which came into effect on January 1, 2020, requires companies that process personal information of California residents to make disclosures to consumers about their data collection, use and sharing practices, allow consumers to exercise certain rights with respect to their data, including the right to opt out of certain data sharing with third parties and provides a cause of action for data breaches. In addition, on November 3, 2020, California voters approved amendments to the CCPA, known as the California Privacy Rights Act ("CPRA"), which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a state agency, the California Privacy Protection Agency (“CPPA”), to oversee implementation and enforcement efforts. The CPPA is able to finance operations through penalties issued and with the CPRA’s removal of the mandatory cure period from CCPA, we will have less warning before compliance risk results in legal action. The CPRA’s amendments became effective on January 1, 2023. The CCPA contains exemptions for medical information governed by the California Confidentiality of Medical Information Act, and for PHI collected by a covered entity or business associate governed by the privacy, security, and breach notification rule established pursuant to HIPAA.
On September 23, 2025, the CPPA finalized its regulations on risk assessments, cybersecurity assessments, and automated decision-making technologies. These regulations contain substantial new compliance obligations with respect to PII we process.
The CCPA prompted the passage of “copycat” legislation in a number states. It also prompted passage of consumer privacy laws that protect consumer health data specifically, such as the Washington My Health My Data Act. These state laws generally exempt HIPAA regulated covered entities and business associates, PHI, and/or personal information collected in the context of employment and business-to-business relationships. However, this patchwork of state laws may still add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
While the CCPA is an example of consumer privacy law, the NAIC’s Model Insurance Data Security Law (the "Model law") is a different type of law focused on securing insurance licensees’ information systems. Versions of this Model Law have been passed in many states and are expected to be passed in more states in the coming years. Similar to HIPAA, the Model Law requires the implementation of technical, administrative, and procedural information security practices and procedures and includes reporting requirements for data breaches. These Model Laws exist in a majority of states and are typically enforced by state insurance regulators.
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
As described above, substantially all of our relevant member data is maintained on our technology platform, AVA, which aggregates and provides us with access to extensive member datasets, including individually identifiable PHI. As a result, any breach of our technology platform could expose us to substantial liability under HIPAA, the HITECH Act and other applicable laws, regulations or rules. See “Risk Factors—Cybersecurity breaches, loss of data and other disruptions could compromise sensitive information related to our business or our members, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.”
Corporate Practice of Medicine and Other Laws
As a corporate entity, we are not licensed to practice medicine. Many states in which we operate through our subsidiaries limit the practice of medicine to licensed individuals or professional organizations exclusively owned and comprised of licensed individuals, and business corporations generally may not exercise control over the medical decisions of licensed physicians or other licensed clinicians. Statutes, regulations and court decisions relating to the practice of medicine, fee-splitting between physicians and referral sources, and similar issues vary widely from state to state. In addition, various state laws also generally prohibit the sharing of professional services income with nonprofessional or business interests. While we endeavor to comply with state corporate practice of medicine laws and regulations as we interpret them, the laws and regulations in these areas are complex, changing, and often subject to varying interpretations. The interpretation and enforcement of these laws vary significantly from state to state.
Under business support services agreements between certain of our subsidiaries and affiliated physician-owned professional groups, these groups retain sole responsibility for all medical decisions, as well as for hiring and managing physicians and other licensed healthcare providers, developing operating policies and procedures, implementing professional standards and controls, and maintaining malpractice insurance. Regulatory authorities and other parties may assert that, despite the business support services agreements and other arrangements through which we operate, we are engaged in the prohibited corporate practice of medicine or that our arrangements constitute unlawful fee-splitting. Penalties for violations of the corporate practice of medicine or fee-splitting laws vary by state and may result in physicians being subject to disciplinary action, as well as to forfeiture of revenue from payors for services rendered. For business entities such as us, violations may also bring both civil and, in more extreme cases, criminal liability for engaging in medical practice without a license, our agreements could be found legally invalid and unenforceable (in whole or in part) or we could be required to restructure our contractual arrangements. Recently, Oregon and California have passed laws codifying and strengthening their existing corporate practice of medicine prohibitions in ways which may require us to adjust contractual arrangements with our affiliated physician-owned professional groups, and we are aware of a number of other states considering similar legislation.
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
In jurisdictions where the corporate practice of medicine is prohibited, we have historically operated by maintaining long-term business support contracts with multiple associated professional medical entities that are wholly owned by physicians and, in turn, employ or contract with physicians to provide those professional medical services required by our members. Under these business support services agreements, our primary operating subsidiary performs only non-medical business support services, does not represent that it offers medical services and does not exercise influence or control over the practice of medicine by the physicians or the associated physician groups. In addition to the above business support services arrangements, we have certain contractual rights relating to the orderly transfer of equity interests in our associated physician practices through succession agreements and other arrangements with their physician equity holders. Such equity interests cannot, however, be transferred to or held by us or by any non-professional medical entity. Accordingly, neither we nor our direct subsidiaries directly own any equity interests in any of our physician practices. In the event that any of the physician owners of our associated physician practices fail to comply with the business support services arrangement, if any business support services arrangement is terminated and/or we are unable to enforce our contractual rights over the orderly transfer of equity interests in any of our associated physician practices, such events could have a material adverse effect on our business, results of operations, financial condition and cash flows. Further, the enforceability of such equity transfer restriction agreements has been called into question by state courts and regulators in New Jersey, New York, California, and Oregon. The invalidation of our transfer restriction agreements in such states may have a detrimental effect on our relationship with our affiliated physician-owned professional entities.
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
The policies and decisions of the federal and state governments regarding the Medicare Advantage program in which we participate have a substantial impact on our profitability. These governmental policies and decisions, which we cannot predict with certainty, directly shape the revenues given to us under the Medicare Advantage program, the eligibility and enrollment of our members, the services we provide to our members, and our administrative, healthcare services, and other costs associated with the Medicare Advantage program. Legislative or regulatory actions, such as changes to the Medicare Advantage program, those resulting in a reduction in payments to us, an increase in our cost of administrative and healthcare services, or additional fees, taxes or assessments, may have a material adverse effect on our results of operations, financial position, and cash flows. For example, under the Contract Year 2026 Medicare Advantage and Part D final rule, CMS finalized new federal requirements for certain D-SNPs that, beginning in 2027, will require the use of integrated member identification cards that serve as the ID cards for both the Medicare and Medicaid plans in which an enrollee is enrolled, and the completion of an integrated health risk assessment for Medicare and Medicaid, rather than separate assessments for each program. CMS also codified timeframes for all special needs plans to conduct health risk assessments and develop individualized care plans, and to prioritize the involvement of the enrollee or the enrollee’s representative in the development of such care plans. These requirements may increase administrative complexity, operational costs, and coordination obligations for D-SNPs and may affect our ability to offer or maintain such plans in certain markets.
Additionally, CMS recently implemented stricter regulations on Third-Party Marketing Organizations (TPMOs), prohibiting the sharing or resale of personal beneficiary data without prior written consent, which may limit outreach efforts and reduce lead generation and enrollment opportunities for MA plans. CMS also finalized changes to the compensation structure for Medicare Advantage agents and brokers that were intended to reclassify certain administrative fees as compensation subject to CMS caps and restrict contractual terms that CMS viewed as potentially steering beneficiaries toward particular plans. In August 2025, a federal district court vacated these provisions, concluding that CMS exceeded its statutory authority and that aspects of the rulemaking were arbitrary and capricious. While this outcome preserves flexibility in agent and broker arrangements, it also creates uncertainty, as CMS may pursue future rulemaking in this area. CMS’s focus on marketing activities coincides with an apparent increased DOJ interest, as well. In recent years, the DOJ has launched investigations into whether marketing and recruiting practices of Medicare Advantage Organizations and their downstream providers violate the FCA.
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
Medicare Advantage organizations may offer dual-eligible special needs plans (“D-SNPs”), which are plans that may only enroll beneficiaries who are eligible for both Medicare and Medicaid. D-SNPs must meet additional statutory and regulatory requirements that are intended to address certain challenges faced by the dually eligible population. According to CMS, some Medicare Advantage organizations offer plans that are not D-SNPs but that are designed to attract primarily dual-eligible beneficiaries (“D-SNP look-alike plans”). In 2020, CMS issued a final rule to restrict the offering of D-SNP look-alike plans. Specifically, CMS will not enter into a contract for a new Medicare Advantage plan that is not a special needs plan and is projected to enroll more than 80% dual-eligible members. Moreover, CMS will not renew a contract for such plans unless the plan has been active for less than a year and enrolls 200 or fewer members. There may be additional CMS restrictions on D-SNP plans and their enrollment, as CMS recently finalized a policy that would, among other things, lower the threshold to seventy percent (70%) in 2025 and sixty percent (60%) in 2026. Additionally, the

California Department of Healthcare Services has adopted regulatory changes limiting the availability of D-SNP contracts. Since contract year 2024, DHCS will only contract with new D-SNPs that are affiliated with a Medi-Cal managed care plan. Furthermore, beginning in contract year 2025, existing D-SNPs without such affiliations are prohibited from enrolling new members. These regulatory developments are likely to restrict the types of plans we can offer and the membership mix we can maintain in our plans. To the extent we have to offer enhanced benefits to attract or retain dual-eligible members in certain plans, the profitability of such plans may be impacted. These regulatory developments may accordingly have an adverse impact on our membership, financial condition, results of operations and cash flows.
If we lost the services of the licensed physicians who own our associated physician practices for any reason, the contractual arrangements with our associated physician practices could be in jeopardy.
As described above, because of regulations preventing the corporate practice of medicine, certain of our associated physician practice groups that operate our clinics are wholly owned or primarily owned by physicians employed by us. Although we retain certain rights regarding the succession of ownership of the associated practices through succession agreements and other arrangements with their physician equity holders, if current owners died, were incapacitated or otherwise were no longer affiliated with us, there could be a material adverse effect on the relationship between us and the associated physician practices and, therefore, our business operations could be adversely affected. Recently, Oregon and California have passed laws codifying and strengthening their existing corporate practice of medicine prohibitions in ways which may require us to adjust contractual arrangements with our affiliated physician-owned professional groups.
The contractual arrangements we have with our associated physician practices are not as secure as direct ownership of such entities.
As described above, because of laws prohibiting the corporate practice of medicine, we enter into contractual arrangements to manage certain of our affiliated physician practices. If we were to hold the equity of such physician practices directly, we would be able to exercise our rights as an equity holder directly to effect changes in the boards of directors of those entities, which could effect changes at the management and operational level. In contrast, under our current contractual arrangements with our associated physician groups, we may not be able to directly change the members of the boards of directors of these entities and would have to rely on the entities and the entities’ equity holders to perform their obligations in order to exercise our control over the entities. If any of these affiliated entities or their equity holders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. Further, the enforceability of equity transfer restriction agreements has been called into question by state courts and regulators in New Jersey, New York, California, and Oregon. The invalidation of our transfer restriction agreements in such states may have a detrimental effect on our relationship with our affiliated physician-owned professional entities.
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
Additionally, we have entered into a senior secured revolving credit facility with various banks (the “Revolving Credit Facility”) in the principal amount of up to $200,000,000. Indebtedness under the Revolving Credit Facility bears interest at a variable rate based on (i) the prime rate announced by Citibank, (ii) the federal funds effective rate or (iii) the forward-looking Secured Overnight Financing Rate ("SOFR"), plus, in each case, an applicable margin based on a consolidated senior secured leverage ratio, as set forth in the credit agreement governing the Revolving Credit Facility (the "Credit Agreement"). We have not yet borrowed any amount under the Revolving Credit Facility.
Our indebtedness under the Convertible Notes, or any additional indebtedness we may incur under the Revolving Credit Facility or otherwise, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.
Because the interest rate applicable to our Revolving Credit Facility is based on, at our option, the prime rate, federal funds effective rate or SOFR, it is therefore subject to increases in interest rates. Fluctuations in interest rates can increase borrowing costs. To the extent the interest rates applicable to the Revolving Credit Facility increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.
Our indebtedness under the Convertible Notes and any other indebtedness we may incur under the Revolving Credit Facility or otherwise, and the cash flow needed to satisfy our debt, have other important consequences, including:
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
The terms and conditions of our Revolving Credit Facility restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
Our Revolving Credit Facility contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:
•incur additional indebtedness or other contingent obligations;
•create liens;
•make investments, acquisitions, loans and advances;
•consolidate, merge, liquidate or dissolve;
•sell, transfer or otherwise dispose of our assets;
•pay dividends on our equity interests or make other payments in respect of capital stock; and
•materially alter the business we conduct.
The Credit Agreement includes financial covenants that require us to maintain, as of the last day of each fiscal quarter (commencing with the fiscal quarter ending June 30, 2026), (i) a ratio of senior secured indebtedness that is not subordinated in right of payment to the obligations under the Credit Agreement (including the indebtedness under the Credit Agreement) to Consolidated EBITDA (as defined in the Credit Agreement) for the period of four consecutive fiscal quarters ended on such date, of not more than 2.50 to 1.00 and (ii) Consolidated EBITDA for the period of four consecutive fiscal quarters ended on such date, of amounts specified in the Credit Agreement. Our ability to satisfy those tests can be affected by events beyond our control.
A breach of the covenants or restrictions under the Credit Agreement could result in an event of default under such document. Pursuant to a security agreement with the lenders, we granted a first priority security interest in substantially all of our assets (excluding those held by certain subsidiaries), including certain intellectual property and a pledge of the equity interests in certain subsidiaries, subject to customary exceptions. Accordingly, an event of default may allow the lenders to accelerate the debt and to seize our assets that serve as collateral for any outstanding indebtedness under the Credit Agreement. In the event lenders under the Credit Agreement accelerate the repayment, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.
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
As of December 31, 2025, we had 204,153,619 outstanding shares of common stock. We also had $330 million in aggregate principal amount of convertible notes outstanding that could be converted into additional shares of common stock. From time to time in the future, we may issue additional shares of our common stock or securities convertible into our common stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of our common stock or securities convertible into our common stock would dilute the ownership of our existing stockholders and may cause the price of our common stock to drop significantly.
Moreover, sales of a substantial number of shares of our common stock in the public market by the existing holders thereof could occur at any time. For example, General Atlantic, which holds approximately 6.7% of our outstanding shares as of December 31, 2025, is entitled, under a registration rights agreement, to require us to register shares owned by it for public sale in the United States. Additionally, we have registered shares of common stock that we may issue under our equity compensation plans. Subject to the satisfaction of vesting conditions, such shares can be freely sold in the public market upon issuance. Sales by these holders, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.
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
•prohibit stockholder action by written consent; and
•establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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
Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our shareholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine; provided that for the avoidance of doubt, the forum selection provision that identifies the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation, including any “derivative action,” will not apply to suits to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which there is exclusive federal or concurrent federal and state jurisdiction. Additionally, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or stockholders, which may discourage lawsuits with respect to such claims. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. Further, in the event a court finds any such exclusive forum provision contained in our certificate of incorporation to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition. Our certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our certificate of incorporation described above. The forum selection clauses in our certificate of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.
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
We believe that our culture has been and will continue to be a critical contributor to our differentiated model. We expect to continue to hire aggressively as we expand, and we believe our corporate culture has been crucial in our success and our ability to attract highly skilled personnel. If we do not continue to develop our corporate culture or maintain and preserve our core values of always putting the senior first, supporting doctors, using data and technology to revolutionize healthcare and acting with a serving heart, as we grow and evolve, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth. Our anticipated headcount growth and our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.

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
Our strict protection and security measures have resulted in zero security incident-related disruptions or downtime to our business continuity. However, there is no guarantee that a future security incident would not materially affect our business strategy, results of operations or financial condition. See “Risk Factors” beginning on page 1 of this Form 10-K.
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
Alignment’s cybersecurity organization is led by David MacLeod, our Chief Information Security Officer, who is responsible for the prevention, detection, mitigation, and remediation of cybersecurity incidents and reports to our Chief Digital Officer, as well as to the Audit Committee. Mr. MacLeod has served as our CISO since December 2022, has over 26 years of diverse leadership experience in the healthcare information space (including over 20 years as a certified information systems security professional and chief information security officer) and holds advanced degrees in information technology management and computer science.
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
Item 2. Properties.
Our corporate headquarters are located in Orange, California at 1100 W. Town and Country Rd, Suite 1600, where we lease approximately 47,321 square feet of office space under a lease that terminates in May 2030. We also have offices located in New York, New York; Las Vegas, Nevada; El Paso, Texas; Sahuarita, and Tucson, Arizona; and Venice, Florida. We also have small clinics located in Milpitas, Modesto and Downey, California; and Raleigh, North Carolina. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock has been traded under the symbol “ALHC” on the Nasdaq Global Select Market since our initial public offering on March 26, 2021. Prior to that time, there was no public market for our common stock. As of February 24, 2026, there were approximately 44 holders of record of our common stock.
Dividend Policy
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to potentially repay any indebtedness and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. Additionally, because we are a holding company, our ability to pay dividends on our common stock may be limited by restrictions on the ability of our regulated insurance subsidiaries to pay dividends or make distributions to us. Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with covenants in current and future agreements governing our and our subsidiaries’ indebtedness, and will depend on our results of operations, financial condition, capital requirements and other factors that our Board may deem relevant. Our outstanding term loan restricts our ability to pay dividends. See the discussion of our term loan in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
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
The graph set forth below compares the cumulative total stockholder return on our common stock between March 26, 2021 (the date our common stock commenced trading on the Nasdaq Global Select Market) and December 31, 2025, with the cumulative total return of (a) the Nasdaq Healthcare Index and (b) the S&P 500, over the same period. This graph assumes the investment of $100 on March 26, 2021 in our common stock, the Nasdaq Healthcare Index, and the Nasdaq S&P 500 and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on March 26, 2021 of $17.31 per share as the initial value of our common stock and not the initial offering price to the public of $18.00 per share.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Alignment Healthcare, Inc., the NASDAQ Healthcare Index and the S&P 500
160
140
120
100
80
60
40
20
0
3/26/2021
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
ALHC
S&P 500
Nasdaq Healthcare Index

	3/26/2021	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Alignment Healthcare, Inc. (ALHC)	$100.00	$81.22	$83.64	$73.21	$130.66	$175.56
Nasdaq Healthcare Index	100.00	98.09	80.10	107.24	99.77	123.78
S&P 500	100.00	121.18	81.87	126.26	125.00	117.86
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K. See Part I. Item 1A. Risk Factors and Cautionary Note Regarding Forward-Looking Statements. For discussion of 2023 items and year-over-year comparisons between 2024 and 2023 that are not included in this Form 10-K, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" found in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 27, 2025.
Overview
Alignment is a next generation, consumer-centric and clinically focused platform designed to improve the healthcare experience for seniors. We deliver this experience through our Medicare Advantage plans, which are customized to meet the needs of a diverse array of seniors. Our innovative model of consumer-centric healthcare is purpose-built to provide seniors with care as it should be: high quality, low cost and accompanied by a vastly improved consumer experience. We combine a proprietary technology platform and a high-touch clinical model that enhances our members’ lifestyles and health outcomes while simultaneously controlling costs, which allows us to reinvest savings back into our platform and products to directly benefit the senior consumers.
We have grown Health Plan Membership, which we define as members enrolled in our health maintenance organization ("HMO") and preferred provider organization ("PPO") contracts (the "Alignment Health Plan"), from approximately 13,000 at inception to 236,300 as of December 31, 2025, representing a 30% compound annual growth rate across 45 markets and 5 states. Our ultimate goal is to bring this differentiated, advocacy-driven healthcare experience to millions of senior consumers in the United States and to become the most trusted senior healthcare brand in the country.
For the 2025 plan year, Alignment offered plans in 45 markets across California (22 markets), North Carolina (16 markets), Nevada (2 markets), Arizona (3 markets) and Texas (2 markets). There are approximately 8.4 million Medicare-eligible seniors in our current markets.
Factors Affecting Our Performance
Our unique clinical model, led by employed clinical teams known as Care Anywhere, acts upon insights derived from our proprietary technology platform, AVA. This integration between our technology and employed care model is a key element of our business with capabilities that we expect to impact our future performance. AVA’s data insights, combined with the clinical control of our care model, enable us to personalize and manage our member relationships, care quality, and to coordinate and manage risk with our provider partners. AVA’s unified platform, analytical tools and data across the healthcare ecosystem enable us to produce consistent outcomes, unit economics and support new member growth. Additionally, our historical financial performance has been, and we expect our financial performance in the future will be, driven by our ability to:
•Capitalize on Our Existing Market Growth Opportunity: Our ability to attract and retain members to grow in our existing markets depends on our ability to offer a superior value proposition. We routinely take market share from large established players in highly competitive markets, a key source of our health plan membership growth in excess of the industry average. We believe that there are still significant opportunities for future growth even in some of our most mature markets where we have approximately 10-30% market share. As of January 1, 2026, we have approximately 275,300 Health Plan Members, which, according to CMS data, represent only 6% market share of Medicare Advantage enrollees in our markets.
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
•Provide Superior Service, Care and Consumer Satisfaction: We are highly focused on providing superior service and care to our members and on maintaining high levels of consumer satisfaction, which are key to our financial performance and growth. The CMS Five Star Quality Rating System provides economic incentives to Medicare Advantage plans that achieve higher Star ratings by (i) meeting certain care criteria (such as completing particular preventative screening procedures or ensuring proper follow-up care is provided for specific conditions or episodes) and (ii) receiving high member satisfaction ratings. These incentives impact financial performance in the year following the CMS Rating Year (for example, CMS’s announcement of the 2026 Ratings occurred in the second half of 2025 and will impact our financial performance in 2027). One hundred percent of our health plan members are enrolled in plans rated 4 stars and above, meaning our members consistently receive a high-quality care experience, as defined under CMS star measurement criteria. The California HMO plan has achieved a 4 star or greater rating for nine consecutive years.

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
•Navigate Seasonality to our Business: Our operational and financial results will experience some variability depending upon the time of year in which they are measured. We experience the largest portion of member growth during the first quarter, when plan enrollment selections made during the annual enrollment period ("AEP") from October 15th through December 7th of the prior year take effect. As a result, we expect to see a significant percentage of our member growth occur on January 1 of a given calendar year. As the year progresses, our per-member revenue often declines as new members join us, typically with less complete or accurate documentation (and therefore lower risk-adjustment scores), and senior mortality disproportionately impacts our higher-acuity (and therefore greater revenue) members. Medical costs will vary seasonally depending on a number of factors, but most significantly the seasons. Certain illnesses, such as the influenza virus, are far more prevalent during colder months of the year, which will result in an increase in medical expenses during these time periods. We therefore expect to see higher levels of per-member medical costs in the first and fourth quarters. The design of our prescription drug coverage (Medicare Part D) results in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period, which begins annually on January 1 for renewals. Starting in 2025, the benefit redesign under the Inflation Reduction Act resulted in more moderate seasonality than we have experienced in past years. Members still pass through the benefit phases, but our share of the total liability is more consistent through each phase than it has been in the past. In addition, we expect our corporate, general and administrative expenses to increase in absolute dollars for the foreseeable future to support our growth. Due to the timing of many of these investments, including our primary sales and marketing season, we typically incur a greater level of investment in the second half of the year relative to the first half of the year.

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

	Year Ended December 31,
(dollars in '000's, except percentages)	2025	2024	% Change
Health plan membership (at period end)	236,300	189,100	25.0%
Medical benefits ratio	87.5%	88.8%	(1.3)%
Revenues	$3,948,719	$2,703,561	46.1%
Income (loss) from operations	$14,752	$(101,555)	114.5%
Net loss	$(978)	$(128,071)	99.2%
Adjusted EBITDA (1)	$109,944	$1,339	8111.1%
Adjusted gross profit (1)	$494,775	$302,607	63.5%
(1)See "Adjusted EBITDA" and "Adjusted Gross Profit" below for reconciliation to the most directly comparable financial measure calculated in accordance with GAAP and related disclosures.
Health Plan Membership
We define Health Plan Membership as the number of members enrolled in our HMO and PPO contracts as of the end of a reporting period. We believe this is an important metric to assess growth of our underlying business, which is indicative of our ability to consistently offer a superior value proposition to seniors. This metric excludes third-party payor members which we are at-risk for managing their healthcare expenditures, which represented approximately 300 and 400 members as of December 31, 2025 and December 31, 2024, respectively. It also excludes approximately 6,400 and 8,300 ACO REACH members as of December 31, 2025 and December 31, 2024, respectively. We discontinued our participation in the ACO REACH model as of December 31, 2025.
Adjusted Gross Profit and Medical Benefits Ratio
Adjusted gross profit is a non-GAAP financial measure that we define as income (loss) from operations before depreciation and amortization, medical equity-based compensation expense, clinical restructuring costs and selling, general, and administrative expenses. Adjusted gross profit is a key measure used by our management and Board to understand and evaluate our operating performance and trends before the impact of our consolidated selling, general and administrative expenses.
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
Adjusted gross profit is reconciled as follows:

	Year Ended December 31,
	2025	2024
(dollars in thousands)
Income (loss) from operations	$14,752	$(101,555)
Add back:
Equity-based compensation (medical expenses)	6,134	4,930
Depreciation (medical expenses)	78	190
Restructuring costs (medical expenses) (1)	—	796
Depreciation and amortization (2)	30,404	26,872
Selling, general, and administrative expenses	443,407	371,374
Total add back	480,023	404,162
Adjusted gross profit	$494,775	302,607
(1)Represents severance and related costs incurred as part of a corporate restructuring designed to streamline our organizational structure and drive operational efficiencies

(2)Amortization expense for the year ended December 31, 2025 includes $0.6 million in impairment expense related to the remeasurement of goodwill associated with one of our subsidiaries. Amortization expense for the year ended December 31, 2024 includes $0.6 million in impairment expense related to intangible assets that were written off during the year.
We calculate our MBR by dividing total medical expenses, excluding depreciation, medical equity-based compensation and clinical restructuring costs, by total revenues in a given period. We believe our MBR is an indicator of our gross profit for our Medicare Advantage plans and demonstrates the ability of our clinical model to produce differentiated outcomes by identifying and providing targeted care to our high-risk members resulting in improved member health and reduced total population medical expenses. We expect that this metric may fluctuate over time due to a variety of factors, including our pace of new member growth given that new members typically join Alignment with higher MBRs, while our model has demonstrated an ability to improve MBR for a given cohort over time.
When we determine, on an annual basis, whether we have satisfied the CMS minimum Medical Loss Ratio of 85%, adjustments are made to the MBR calculation to include certain additional expenses related to improving the quality of care provided, and to exclude certain taxes and fees, in each case as permitted or required by CMS and applicable regulatory requirements.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) before interest expense, income taxes, depreciation and amortization expense, acquisition expenses, certain litigation costs, gains or losses on right of use ("ROU") assets, gains or losses on sale of property and equipment, restructuring costs, equity-based compensation expense, and loss on extinguishment of debt. Adjusted EBITDA is a key measure used by our management and our Board to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operating plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA provides useful measures for period-to-period comparisons of our business, as we do not consider the excluded items to be part of our ongoing results of operations. Given our intent to continue to invest in our platform and the scalability of our business in the short to medium-term, we believe Adjusted EBITDA over the long term will be an important indicator of value creation.
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
Adjusted EBITDA is reconciled as follows:

	Year Ended December 31,
	2025	2024
(dollars in thousands)
Net loss	$(978)	$(128,071)
Less: Net loss attributable to noncontrolling interest	(254)	(36)
Adjustments:
Interest expense	15,799	23,547
Depreciation and amortization (1)	30,482	27,062
Income tax expense	20	21
Equity-based compensation (2)	62,082	71,132
Acquisition expenses (3)	—	26
Litigation costs (4)	2,357	2,069
(Gain) loss on ROU assets (5)	—	143
Gain on sale of property and equipment	(72)	(9)
Restructuring costs (6)	—	2,363
Loss on extinguishment of debt	—	3,020
Adjusted EBITDA	$109,944	$1,339
(1)Amortization expense for the year ended December 31, 2025 includes $0.6 million in impairment expense related to the remeasurement of goodwill associated with one of our subsidiaries. Amortization expense for the year ended December 31, 2024 includes $0.6 million in impairment expense related to intangible assets that were written off during the year.
(2) Represents equity-based compensation related to grants made in the applicable year
(3) Represents acquisition-related fees, such as legal and advisory fees, that are non-capitalizable

(4) Represents litigation costs considered outside of the ordinary course of business based on the following considerations which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years, (ii) complexity of the case, (iii) nature of the remedies sought, (iv) litigation posture of the Company, (v) counterparty involved, and (vi) the Company's overall litigation strategy
(5) Represents gains or losses related to ROU assets that were terminated or subleased in the respective period
(6) Represents severance and related costs incurred as part of a corporate restructuring designed to streamline our organizational structure and drive operational efficiencies
Results of Operations
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
Our recognized premium revenue for the Alignment Health Plan is subject to a minimum annual medical loss ratio (“MLR”) of 85%. The MLR represents medical costs as a percentage of premium revenue. The Code of Federal Regulations defines what specifically constitutes medical expenses and premium revenue for the MLR test, and if the minimum MLR is not met, we are required to remit a portion of the premiums back to the federal government. The amount remitted, if any, is recognized as an adjustment to premium revenues in the consolidated statement of operations. The amounts payable under this provision were immaterial at December 31, 2025 and December 31, 2024.
The premium and capitation payments we receive monthly from CMS for our members are based on the annual bid that we submit to CMS. These payments represent revenues for providing healthcare coverage, including Medicare Part D benefits. Under the Medicare Part D program, our members and the members of the third-party payors receive standard drug benefits. We may also provide enhanced benefits at our own expense. We recognize premium or capitation revenue for providing this insurance coverage in the month that members are entitled to receive health care services and any premium or capitation collected in advance is deferred. Our CMS payment related to Medicare Part D is subject to risk sharing through the Medicare Part D risk corridor provisions. See “—Critical Accounting Estimates—Revenue” below.
We also participate in the CMS “ACO Realizing Equity, Access, and Community Health Model” or “ACO REACH” model, formerly the Direct Contracting Model ("DCE"). CMS serves as the claim adjudicator for institutional and specialists care, and directly pays for such fee for service claims. The ACO REACH entity ("ACO") is responsible for the cost of health care services related to the patient population attributed to the ACO by participating in 100% savings/losses via the risk share model and in some cases, are financially responsible for the supplemental benefits provided to the patients. In 2024, we entered into a management services and risk management agreement with a third-party healthcare company. The third-party is responsible for arranging and controlling the health care services provided to the ACO members, and for providing certain management and support services with respect to ACO operations. The third-party also assumes specified upside and downside financial risks relative to the ACO’s performance. As a result of this arrangement, revenue is recorded on a net basis within other revenue on the consolidated statement of operations for the years ended December 31, 2025 and 2024. On July 30, 2025, we notified CMS that we will discontinue our participation in the ACO REACH model as of December 31, 2025. We expect this to have an immaterial impact to our financial results.
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
Other Expense
Interest Expense. Interest expense consists primarily of interest payments related to the convertible notes that were issued in November 2024. See “—Liquidity and Capital Resources.”
Other (Income) Expenses. Other (income) expenses consist primarily of gains or losses on the disposition of assets, as well as sublease income.
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended December 31,
	2025	2024
(dollars in thousands)
Revenues:
Earned premiums	$3,911,718	$2,671,931
Other	37,001	31,630
Total revenues	3,948,719	2,703,561
Expenses:
Medical expenses	3,460,156	2,406,870
Selling, general, and administrative expenses	443,407	371,374
Depreciation and amortization	30,404	26,872
Total expenses	3,933,967	2,805,116
Income (loss) from operations	14,752	(101,555)
Other expenses:
Interest expense	15,799	23,547
Other income, net	(89)	(72)
Loss on extinguishment of debt	—	3,020
Total other expenses	15,710	26,495
Loss before income taxes	(958)	(128,050)
Provision for income tax expense	20	21
Net loss	$(978)	$(128,071)
Less: Net loss attributable to noncontrolling interest	(254)	(36)
Net loss attributable to Alignment Healthcare, Inc.	$(724)	$(128,035)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2025	2024
(% of revenue)
Revenues:
Earned premiums	99.1%	98.8%
Other	0.9	1.2
Total revenues	100.0	100.0
Expenses:
Medical expenses	87.6	89.0
Selling, general, and administrative expenses	11.2	13.7
Depreciation and amortization	0.8	1.0
Total expenses	99.6	103.7
Income (loss) from operations	0.4	(3.7)
Other expenses:
Interest expense	0.4	0.9
Other income, net	—	—
Loss on extinguishment of debt	—	0.1
Total other expenses	0.4	1.0
Loss before income taxes	—	(4.7)
Provision for income tax expense	—	—
Net loss	—	(4.7)
Less: Net loss attributable to noncontrolling interest	—	—
Net loss attributable to Alignment Healthcare, Inc.	—%	(4.7)%
Revenues

	Year Ended December 31,		Change
	2025	2024	$	%
(dollars in thousands)
Revenues:
Earned premiums	$3,911,718	$2,671,931	$1,239,787	46.4%
Other	37,001	31,630	5,371	17.0%
Total revenues	$3,948,719	$2,703,561	$1,245,158	46.1%
Earned Premiums. Earned premium revenues were $3,911.7 million and $2,671.9 million for the years ended December 31, 2025 and 2024, respectively, an increase of $1,239.8 million or 46.4%. The increase was primarily driven by growth in our Health Plan membership, which increased 25.0% between December 31, 2025 and December 31, 2024 and higher revenue per member per month. The increase in revenue per member per month is primarily attributable to an increase in the CMS benchmark rates and Part D revenue rates from changes arising from the Inflation Reduction Act.
Other Revenues. Other revenues increased $5.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase is mainly attributable to an increase in the interest rate of our interest earning cash balances and current investments and an increase in revenue from services provided to third-party providers. Cash and cash equivalents, and other current investments were $604.2 million as of December 31, 2025 compared to $470.7 million as of December 31, 2024.

Expenses

	Year Ended December 31,		Change
	2025	2024	$	%
(dollars in thousands)
Expenses:
Medical expenses	$3,460,156	$2,406,870	$1,053,286	43.8%
Selling, general and administrative expenses	443,407	371,374	72,033	19.4%
Depreciation and amortization	30,404	26,872	3,532	13.1%
Total expenses	$3,933,967	$2,805,116	$1,128,851	40.2%
Medical Expenses. Medical expenses were $3,460.2 million and $2,406.9 million for the years ended December 31, 2025 and 2024, respectively, an increase of $1,053.3 million, or 43.8%. The increase was driven primarily by the growth in Alignment Health Plan membership, which increased 25.0% between December 31, 2025 and December 31, 2024, an increase in unit costs and an increase to our Part D cost sharing due to changes arising from the Inflation Reduction Act. Overall, medical expenses for the year ended December 31, 2025 grew at a lower rate than earned premium revenues compared to the year ended December 31, 2024, primarily due to a higher percentage of new members relative to returning members in 2024 compared to 2025. The increase was offset by increases in unit costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $443.4 million and $371.4 million for the years ended December 31, 2025 and 2024, respectively, an increase of $72.0 million, or 19.4%. The increase was primarily due to an increase in ongoing investments and expenditures in operations, network development and sales and marketing to support the growth of Alignment's Health Plan membership. Selling, general, and administrative expenses as a percentage of revenue decreased for the year ended December 31, 2025 compared to the year ended December 31, 2024 due to economies of scale gained from Alignment's membership growth.
Depreciation and Amortization. Depreciation and amortization expense was $30.4 million and $26.9 million for the years ended December 31, 2025 and 2024, respectively, an increase of $3.5 million, or 13.1%. The increase was primarily due to the amount and timing of our capital expenditures and the associated depreciation relative to 2024.
Other Expenses
Interest expense. Interest expense was $15.8 million and $23.5 million for the years ended December 31, 2025 and 2024, respectively, a decrease of $7.7 million or 32.8%. The decrease in interest expense was mainly attributable to a decrease in the interest rate on our debt following refinancing in November 2024. The convertible notes have an interest rate of 4.25%, compared to our prior term loans which had an average interest rate of 11.77% for the year ended December 31, 2024. The decrease in interest rate was offset by an increase in our average long-term debt balance which was $330.0 million for the year ended December 31, 2025 compared to an average balance of $247.5 million for the year ended December 31, 2024.
Other income, net. Other income was $0.1 million and $0.1 million for the years ended December 31, 2025 and 2024.
Liquidity and Capital Resources
General
To date, we have financed our operations principally through our IPO, private placements of our equity securities, revenues, certain term loans and convertible notes (described below). As of December 31, 2025, we had $604.2 million in cash, cash equivalents and short-term investments.
We operate as a holding company in a highly regulated industry. Alignment Healthcare, Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. As of December 31, 2025, our operating parent company (an indirect wholly owned subsidiary of our parent company) had $171.2 million in cash, cash equivalents and short-term investments.
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
Certain states in which we operate as a CMS-licensed Medicare Advantage company may require us to meet certain capital adequacy performance standards and tests. The National Association of Insurance Commissioners has adopted rules which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for healthcare coverage. The requirements take the form of risk-based capital (“RBC”) rules, which may vary from state to state. Certain states in which our health plans or risk bearing entities operate have adopted the RBC rules. Other states in which our health plans or risk bearing entities operate have chosen not to adopt the RBC rules, but instead have designed and implemented their own rules regarding capital adequacy, such as the tangible net equity ("TNE") requirements for our health plans in California. As of December 31, 2025, our health plans or risk-bearing entities were in compliance with the minimum capital requirements.
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
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Year Ended December 31,
(dollars in thousands)	2025	2024
Net cash provided by operating activities	$139,927	$34,770
Net cash provided by (used in) investing activities	(14,974)	39,191
Net cash provided by financing activities	18,041	156,028
Net change in cash	142,994	229,989
Cash, cash equivalents and restricted cash at beginning of period	434,943	204,954
Cash, cash equivalents and restricted cash at end of period	$577,937	$434,943
Operating Activities
For the year ended December 31, 2025, net cash provided by operating activities was $139.9 million, an increase of $105.2 million compared to net cash provided by operating activities of $34.8 million for the year ended December 31, 2024. The increase is mainly attributable to an increase in membership and reduction of net loss, an increase in medical expense payables related to the timing of our payments, and changes to the Part D program related to the Inflation Reduction Act. This increase was partially offset by an increase in prepaid expenses and other current assets due to a change in our Part D balances arising from the Inflation Reduction Act.
Investing Activities
For the year ended December 31, 2025, net cash used in investing activities was $15.0 million, a decrease of $54.2 million compared to net cash provided by investing activities of $39.2 million for the year ended December 31, 2024. The increase in cash used primarily relates to reduced investment maturities during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease in investment maturities was offset by a decrease in capital expenditures, which decreased $14.6 million for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Financing Activities
For the year ended December 31, 2025, net cash provided by financing activities was $18.0 million, a decrease of $138.0 million compared to net cash provided by financing activities of $156.0 million for the year ended December 31, 2024. The decrease is primarily attributable to the convertible note refinance and the $50.0 million draw down of the Oxford Delayed Draw term loan that occurred during the year ended December 31, 2024. This decrease was offset by $18.1 million in proceeds from the exercise of stock options.

Material cash requirements from known contractual and other obligations
Our principal commitments consist of repayments of long-term debt, operating leases and certain purchase obligations. The following table summarizes our contractual and other obligations as of December 31, 2025:

	Payments due by Period
	Total	Less than 1 year	1-3 year	3-5 years	More than 5 years
(dollars in thousands)
Long term debt obligations(1)	$330,000	$—	$—	$330,000	$—
Operating lease obligations	8,155	1,873	3,664	2,618	—
Purchase obligations(2)	49,354	14,253	26,560	8,541	—
Other obligations	270	85	181	4	—
Total	$387,779	$16,211	$30,405	$341,163	$—
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
The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical expenses payable estimates for those periods as of December 31, 2025:

Completion Factors	Increase (Decrease) in Medical Expenses Payable
Increase (Decrease) in Factors
(in thousands)
(3)%	$33,600
(2)	22,400
(1)	11,200
1	(11,200)
2	(22,400)
3	(33,600)
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
The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical expenses payable estimates for the most recent two months as of December 31, 2025:

Medical Cost PMPM Quarterly Trend	Increase (Decrease) in Medical Expenses Payable
Increase (Decrease) in Factors
(in thousands)
(3)%	$(9,000)
(2)	(6,000)
(1)	(3,000)
1	3,000
2	6,000
3	9,000
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
We believe that medical expenses payable is adequate to cover future claims payments required. However, such estimates are based on knowledge of current events and anticipated future events. Therefore, the actual liability could differ materially from the amounts provided. The following tables provide information about incurred and paid claims development as of December 31, 2025:

	Cumulative Incurred Claims, net of reinsurance for the Years Ended December 31,
	2023	2024	2025
Claims Incurred Year	(in thousands)
2022	492,315	482,279	480,412
2023		832,819	809,297
2024			1,136,448
Total			$2,426,157

	Cumulative Claims paid, net of reinsurance for the Years Ended December 31,			Cumulative Number of Paid Claims(1)
	2023	2024	2025
Claims Incurred Year	(in thousands)
2022	400,465	479,148	478,999	540,426
2023		670,471	804,462	1,036,274
2024			848,206	1,268,147
Total			$2,131,667
(1) Cumulative number of paid claims are presented in whole amounts
Substantially all of the claims incurred but not paid balance as of December 31, 2025 relate to the current year.
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
Interest Rate Risk
As of December 31, 2024, we had $29.5 million of U.S. Treasury bills which were classified as held to maturity and had maturities less than twelve months. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe that our exposure to interest rate risk on these investments is not significant. We do not enter into investments for trading purposes.
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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Alignment Healthcare, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Alignment Healthcare, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes listed in the accompanying Index (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Medical expenses payable – Incurred but not paid claims - Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

Medical expenses payable includes estimates of obligations for medical care services that have been rendered on behalf of Alignment's members and the members of contracted third party payors, but for which claims have either not yet been received or processed. These estimates are referred to as incurred but not yet paid (IBNP) claim liabilities, which totaled $297.4 million as of December 31, 2025, and includes an estimate for claims incurred but not reported (IBNR). The Company develops estimates for IBNR claim liability by using actuarial methods that requires management judgment in developing its estimates. These actuarial methods consider factors such as 1) historical data for payment patterns, 2) assumptions of cost trends related to the medical cost per member per month, and 3) completion factors to account for the time from date of service to claim receipt.
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
•We tested the effectiveness of controls over the Company’s actuarial process for estimating the IBNR claim liability..

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
▪Performing a retrospective review comparing management’s prior year estimate of the IBNR claim liability to claims processed in 2025 with dates of service in 2024 and prior.
▪Developing an independent estimate of the IBNR claim liability and comparing our estimate to management’s estimate. Our independent estimate included development of per member per month claims cost trends and completion factors using management’s data, and comparison of these assumptions to current and historical claims trends and current industry benchmarks.

/s/ Deloitte & Touche LLP

Costa Mesa, California
February 26, 2026
We have served as the Company’s auditor since 2019.

Alignment Healthcare, Inc.
Consolidated Balance Sheets
(amounts in thousands, except par value and share amounts)

	December 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$575,817	$432,859
Accounts receivable (less allowance for credit losses of $833 at December 31, 2025 and $0 at December 31, 2024)	253,207	153,904
Investments - current	28,413	37,791
Prepaid expenses and other current assets	94,140	37,084
Total current assets	951,577	661,638
Property and equipment, net	64,251	67,139
Right of use asset, net	7,019	7,818
Goodwill	32,060	34,826
Intangible assets, net	4,550	4,550
Other assets	6,329	6,092
Total assets	$1,065,786	$782,063
Liabilities and Stockholders' Equity
Current Liabilities:
Medical expenses payable	$474,569	$289,788
Accounts payable and accrued expenses	33,284	22,126
Accrued compensation	49,013	39,931
Total current liabilities	556,866	351,845
Long-term debt, net of debt issuance costs	323,176	321,428
Long-term portion of lease liabilities	6,467	7,835
Total liabilities	886,509	681,108
Commitments and Contingencies (Note 14)
Stockholders' Equity:
Preferred stock, $.001 par value; 100,000,000 shares authorized as of December 31, 2025 and 2024, respectively; no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $.001 par value; 1,000,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 204,153,619 and 191,778,639 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	205	192
Additional paid-in capital	1,188,089	1,107,952
Accumulated deficit	(1,009,017)	(1,008,293)
Total Alignment Healthcare, Inc. stockholders' equity	179,277	99,851
Noncontrolling interest	—	1,104
Total stockholders' equity	179,277	100,955
Total liabilities and stockholders' equity	$1,065,786	$782,063
See accompanying notes to consolidated financial statements.

Alignment Healthcare, Inc.
Consolidated Statements of Operations
(amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Earned premiums	$3,911,718	$2,671,931	$1,800,933
Other	37,001	31,630	22,697
Total revenues	3,948,719	2,703,561	1,823,630
Expenses:
Medical expenses	3,460,156	2,406,870	1,622,600
Selling, general, and administrative expenses	443,407	371,374	307,433
Depreciation and amortization	30,404	26,872	21,414
Total expenses	3,933,967	2,805,116	1,951,447
Income (loss) from operations	14,752	(101,555)	(127,817)
Other expenses:
Interest expense	15,799	23,547	21,231
Other income, net	(89)	(72)	(853)
Loss on extinguishment of debt	—	3,020	—
Total other expenses	15,710	26,495	20,378
Loss before income taxes	(958)	(128,050)	(148,195)
Provision for income tax expense (benefit)	20	21	(22)
Net loss	$(978)	$(128,071)	$(148,173)
Less: Net loss attributable to noncontrolling interest	(254)	(36)	(156)
Net loss attributable to Alignment Healthcare, Inc.	$(724)	$(128,035)	$(148,017)
Total weighted-average common shares outstanding - basic and diluted	198,006,216	190,793,552	186,214,784
Net loss per share attributable to Alignment Healthcare, Inc. - basic and diluted	$0.00	$(0.67)	$(0.79)
See accompanying notes to consolidated financial statements.

Alignment Healthcare, Inc.
Consolidated Statements of Stockholders' Equity
(amounts in thousands, except par value and share amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2022	187,280,015	$187	$970,180	$(732,241)	$1,176	$239,302
Net Loss	—	—	—	(148,017)	(156)	(148,173)
Issuance of common stock upon vesting of restricted stock units	1,762,086	2	—	—	—	2
Forfeitures	(90,458)	—	—	—	—	—
Equity-based compensation	—	—	66,835	—	—	66,835
Noncontrolling interest attributable to subsidiary	—	—	—	—	105	105
Balance at December 31, 2023	188,951,643	189	1,037,015	(880,258)	1,125	158,071
Net loss	—	—	—	(128,035)	(36)	(128,071)
Issuance of common stock upon vesting of restricted stock units	2,885,424	3	—	—	—	3
Forfeitures	(6,270)	—	—	—	—	—
Shares withheld related to net restricted stock settlement	(69,820)	—	(350)	—	—	(350)
Equity-based compensation	—	—	71,132	—	—	71,132
Stock options exercised	17,662	—	155	—	—	155
Noncontrolling interest attributable to subsidiary	—	—	—	—	15	15
Balance at December 31, 2024	191,778,639	$192	$1,107,952	$(1,008,293)	$1,104	$100,955
Net loss	—	—	—	(724)	(254)	(978)
Issuance of common stock upon vesting of restricted stock units	11,277,430	—	—	—	—	—
Forfeitures	(277)	—	—	—	—	—
Equity-based compensation	—	12	62,070	—	—	62,082
Stock options exercised	1,097,827	1	18,067	—	—	18,068
Sale of consolidated subsidiary	—	—	—	—	(850)	(850)
Balance at December 31, 2025	204,153,619	$205	$1,188,089	$(1,009,017)	$—	$179,277
See accompanying notes to consolidated financial statements.

Alignment Healthcare, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating Activities:
Net loss	$(978)	$(128,071)	$(148,173)
Adjustments to reconcile Net loss to net cash provided by (used in) operating activities:
Provision for credit loss	833	123	91
(Gain) loss on right of use assets	—	143	(289)
Gain on sale of property and equipment	(72)	(9)	—
Depreciation and amortization	30,482	27,062	21,668
Amortization-debt issuance costs	1,761	1,293	1,254
Amortization-investment discount	(1,298)	(2,579)	(4,917)
Equity-based compensation	62,082	71,132	66,835
Non-cash lease expense	1,609	1,764	2,318
Loss on extinguishment of debt	—	3,020	—
Changes in operating assets and liabilities:
Accounts receivable	(100,106)	(34,278)	(26,950)
Prepaid expenses and other current assets	(57,059)	7,887	(2,863)
Other assets	(50)	60	(142)
Medical expenses payable	184,781	84,389	35,264
Accounts payable and accrued expenses	10,364	(1,460)	(6,347)
Accrued compensation	9,082	5,819	6,574
Lease liabilities	(1,504)	(1,525)	(3,510)
Net cash provided by (used in) operating activities	139,927	34,770	(59,187)
Investing Activities:
Purchase of investments	(65,633)	(82,200)	(379,058)
Sale of property and equipment	75	14	—
Maturities of investments	76,300	162,795	267,790
Sale of business	1,065	—	—
Acquisition of property and equipment, net	(26,781)	(41,418)	(35,995)
Net cash provided by (used in) investing activities	(14,974)	39,191	(147,263)
Financing Activities:
Proceeds from long-term debt	—	380,000	—
Debt issuance costs	(26)	(8,792)	—
Repayment of long-term debt	—	(215,000)	—
Payment of employment taxes related to release of restricted stock	—	(350)	—
Proceeds from exercise of stock options	18,067	155	—
Contributions from noncontrolling interest holders	—	15	105
Net cash provided by financing activities	18,041	156,028	105
Net increase (decrease) in cash	142,994	229,989	(206,345)
Cash, cash equivalents and restricted cash at beginning of period	434,943	204,954	411,299
Cash, cash equivalents and restricted cash at end of period	$577,937	$434,943	$204,954
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,752	$22,157	$19,165
Supplemental non-cash investing and financing activities:
Acquisition of property in accounts payable	$97	$70	$59
Debt issuance costs in accounts payable	$—	$512	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total above:

	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$575,817	$432,859	$202,904
Restricted cash in other assets	2,120	2,084	2,050
Total	$577,937	$434,943	$204,954
See accompanying notes to consolidated financial statements.

Alignment Healthcare, Inc.
Notes to Consolidated Financial Statements
(amounts in thousands, except share amounts)
1. Organization
Alignment Healthcare, Inc. (collectively, “we” or “us” or “our” or the “Company”), is a next generation, consumer-centric and clinically focused platform designed to improve the healthcare experience for seniors enrolled in Medicare who choose a private Medicare Advantage plan. Our goal is to provide seniors with easier access to care, better coordination among providers, fewer gaps in care and avoidable hospital visits, and support that meets them where they are—at home, online, or in their community. We deliver this experience through our wide variety of Medicare Advantage plans, which offer varied benefits tailored to the diverse needs, preferences, and lifestyles of seniors. The Company’s operations primarily consist of Medicare Advantage Plans in the states of California, North Carolina, Nevada, Arizona and Texas.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company, our subsidiaries, and three immaterial variable interest entities in which we are the primary beneficiary. All intercompany transactions have been eliminated in consolidation. Noncontrolling interest is presented within the equity section of the consolidated balance sheets. As of December 31, 2025, the Company sold the subsidiary that included the noncontrolling interest. The gain/loss on the sale was immaterial.
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
In addition to net loss, the CODM is also provided information on certain significant segment expenses which are presented below:

	Year Ended December 31,
	2025	2024	2023
Revenues:	$3,948,719	$2,703,561	$1,823,630
Expenses:
Medical expenses (less depreciation and equity-based compensation)	3,453,944	2,401,750	1,614,805
Selling, general, and administrative expenses (less equity-based compensation)	387,459	305,172	248,139
Other segment expenses (1)	92,495	101,163	87,628
Interest expense	15,799	23,547	21,231
Net loss	$(978)	$(128,071)	$(148,173)
(1) Other segment items included in segment net loss includes equity-based compensation, depreciation and amortization, other expenses (income), and provision for income tax expenses (benefit).
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
Level 1 - Quoted prices in active markets for identical assets or liabilities
Level 2 - Other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability
Level 3 - Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date
The fair value of cash, cash equivalents, restricted cash and U.S. Treasury bills was determined based on Level 1 inputs. The fair value of the convertible senior notes and certificate of deposits, which are recorded in long-term debt and other assets in the consolidated balance sheets, respectively, were determined based on Level 2 inputs. There were no assets or liabilities measured at fair value using Level 3 inputs as of December 31, 2025 and December 31, 2024. Our long-term debt was reported at carrying value.
Revenue and Accounts Receivable
Earned premium revenue consisting of premium revenue and capitation revenue for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Premium	$3,906,651	$2,666,813	$1,668,131
Capitation	5,067	5,118	132,802
Total	$3,911,718	$2,671,931	$1,800,933
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
We also participated in the CMS “ACO Realizing Equity, Access, and Community Health Model” or “ACO REACH” model, formerly the Direct Contracting Model ("DCE"). CMS serves as the claim adjudicator for institutional and specialists care, and directly pays for such fee for service claims. The ACO REACH entity ("ACO") is responsible for the cost of health care services related to the patient population attributed to the ACO by participating in 100% savings/losses via the risk share model and in some cases, are financially responsible for the supplemental benefits provided to the patients. In 2024, we entered into a management services and risk management agreement with a third-party healthcare company. The third-party is responsible for arranging and controlling the health care services provided to the ACO members, and for providing certain management and support services with respect to ACO operations. The third-party also assumes specified upside and downside financial risks relative to the ACO’s performance. As a result of this arrangement, revenue is recorded on a net basis within other revenue on the consolidated statement of operations. Revenue recognized by the ACO for the year ended December 31, 2025 and 2024 was $1,244 and $984, respectively. We discontinued our participation in the ACO REACH model as of December 31, 2025. We expect this to have an immaterial impact to our financial results.
Interest income earned on our cash deposits and short-term investments is included within other revenue on the consolidated statements of operations. Interest income for the years ended December 31, 2025, 2024 and 2023 was $29,111, $23,986 and $19,586, respectively.
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
Our recognized premium revenue for our Medicare Advantage Plans are each subject to a minimum annual medical loss ratio (“MLR”) of 85%. The MLR represents medical costs as a percentage of premium revenue. The Code of Federal Regulations defines what constitutes medical costs and premium revenue, including certain additional expenses related to improving the quality of care provided, and the exclusion of certain taxes and fees, in each case as permitted or required by CMS and applicable regulatory requirements. If the minimum MLR is not met, we are required to remit a portion of the premiums back to the federal government. The amount remitted, if any, is recognized as an adjustment to premium revenues in the consolidated statements of operations. The amounts payable under this provision were immaterial at December 31, 2025 and December 31, 2024.
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
Restricted and Other Long-Term Assets
Restricted assets are composed of restricted cash and investments in US Treasury bills and certificate of deposits. The Company intends to hold its investments until maturity; therefore, these investments are stated at amortized cost. Premiums and discounts, if any, are amortized or accreted as interest expense or income over the life of the related asset using the effective interest method. As of December 31, 2025 and 2024, all investments had maturities with less than 12 months.
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
In August 2022, the Inflation Reduction Act ("IRA") was signed into law. The law intends to increase tax revenue and reduce Medicare costs through lower prescription drug prices, inflation rebates, and increased financial responsibility for certain drug manufacturers. The provisions of the law are set to take effect over the next seven years. For the year ended December 31, 2025, we experienced an increase in both Part D premium revenues and medical expenses as a result of the IRA. Our 2025 bid pricing and budget reflect the expected impact the IRA will have on our business for fiscal year 2025. The impact of the IRA was immaterial for the year ended December 31, 2024.
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
Part D Subsidies
We also receive advance payments each month from CMS related to Catastrophic Reinsurance, Manufacturer Discount Program, and the Low-Income Member Cost Sharing Subsidy (“Part D Subsidies”). Reinsurance subsidies represent funding from CMS for our portion of prescription drug costs that exceed the member’s out-of-pocket threshold or the catastrophic coverage level. Low-income cost sharing subsidies represent funding from CMS for all or a portion of the deductible, the coinsurance and co-payment for low-income beneficiaries. Additionally, the Inflation Reduction Act mandates consumer discounts on most brand-name prescription drugs for Part D plan participants in the initial coverage and catastrophic phases. These discounts are ultimately funded by the pharmaceutical manufacturers. In 2025, the IRA retired the Coverage Gap Discount Program, introduced the Manufacturer Discount Program, and change the members cost thresholds for the catastrophic phase. These program changes and the corresponding changes in prepayments are reflected in our 2025 experience.

These Part D Subsidies represent cost reimbursements under the Medicare Part D program and are recorded as deposits or payables. These Subsidies received in excess of, or less than, actual subsidized benefits paid are refundable to or recoverable from CMS through an annual reconciliation process following the end of the contract year.:

	December 31, 2025		December 31, 2024
	Risk Corridor	CMS Subsidies	Risk Corridor	CMS Subsidies
Current assets:
Accounts receivable	$36,615	$—	$10,427	$—
Prepaid expenses and other current assets	—	68,361	—	25,782
Current liabilities:
Medical expenses payable	$144	$21,632	$—	$24,993
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
We record risk-sharing receivables and payables on a gross basis on the consolidated balance sheets. Throughout the year, we evaluate expected losses on risk-sharing receivables and record the resulting expected losses to the reserve. We systematically build and release reserves based on adequacy and its assessment of expected losses on a monthly basis. Credit loss associated with risk share deficit receivables are recorded within medical expense in the consolidated statements of operations. As of December 31, 2025 and December 31, 2024, we recorded an allowance for credit losses for substantially all of the risk-sharing receivable balance due to collection risk related to the balance. The risk-sharing payable is included within medical expenses payable on the consolidated balance sheets.
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
Member Acquisition Costs
Member acquisition costs primarily relate to internal and external broker commission costs. These member acquisition costs related to our health services contract with our members are expensed as incurred and are recorded as selling, general and administrative expenses. The short-term health services contract typically have a one-year term and may be canceled by the member.
Advertising Expenses
The Company expenses the costs of advertising as incurred. Advertising expenses were $8,037, $5,756, and $6,956, for the years ended December 31, 2025, 2024, and 2023, respectively, and were reported as selling, general and administrative expenses.
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
The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(978)	$(128,071)	$(148,173)
Less: Net loss attributable to noncontrolling interests	(254)	(36)	(156)
Net loss attributable to Alignment Healthcare, Inc.	$(724)	$(128,035)	$(148,017)
Denominator:
Total weighted-average common shares outstanding - basic and diluted	198,017,704	191,150,693	188,420,487
Less: Restricted shares of common stock	(11,488)	(357,141)	(2,205,703)
Total weighted-average common shares outstanding, net of restricted shares of common stock - basic and diluted	198,006,216	190,793,552	186,214,784

Net loss per share:
Net loss per share - basic and diluted	$0.00	$(0.67)	$(0.79)
Basic net loss per share is the same as diluted net loss per share for periods presented as the inclusion of all potentially dilutive shares would have been anti-dilutive.
In addition to the restricted shares of common stock, we also excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share as of December 31, 2025, 2024, 2023:

	December 31,
	2025	2024	2023
Stock options	7,408,212	8,762,481	9,135,879
Restricted stock units	11,042,096	21,419,556	17,774,830
Convertible senior notes	25,720,959	25,720,959	—
Total	44,171,267	55,902,996	26,910,709
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires public entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For public entities, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company adopted the requirements of this ASU for the year ended December 31, 2025, and provided the revised disclosures for all previous periods presented within our income taxes disclosure in Note 9 Income Taxes. The adoption only impacted our disclosures with no impact to our results of operations, cash flows or financial condition.
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
In November 2024, the FASB issued ASU 2024-04 “Debt with Conversion and Other Options”, which improves and clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual periods beginning after December 15, 2025 (and interim reporting periods within those annual reporting periods). The Company does not expect the adoption of this guidance to have a material impact on its financial statements.
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
3. Fair Value
The following tables present the carrying value and fair value of these financial instruments as of December 31, 2025 and 2024:

	December 31, 2025
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
US Treasury bills	$29,456	$29,465	$—	$—
Certificate of deposits	2,345	—	2,345	—
Total	$31,801	$29,465	$2,345	$—

	December 31, 2024
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
U.S. Treasury bills	$71,120	$71,135	$—	$—
Certificate of deposits	2,321	—	2,321	—
Total	$73,441	$71,135	$2,321	$—
The Company estimates the fair value of its convertible senior notes based on valuations provided by third-party pricing services. Fair value of the long-term debt as of December 31, 2025 was approximately $514,164. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy. As of December 31, 2024, the fair value of our long-term debt approximated the carrying value.
The carrying value of long-term debt represents the outstanding balance, net of unamortized debt issuance costs, which was $323,176 and $321,428 as of December 31, 2025 and 2024, respectively
Our nonfinancial assets and liabilities, which include goodwill, intangible assets, property, and equipment, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess these assets for impairment. We recorded an impairment charge related to goodwill as of December 31, 2025 and December 31, 2024. No such impairment resulted during the year ended December 31, 2023. Please refer to Note 6 Goodwill and Intangible Assets.
U.S. Treasury Securities Investments
As of December 31, 2025 and 2024, the Company had $28,413 and $37,791 of investments in U.S. Treasury bills which were classified as held to maturity and carried at amortized cost. These investments are included in short-term investments in the consolidated balance sheets as the original maturities are greater than three months and less than twelve months. The Company has the intent and ability to hold these securities to maturity and gross unrecognized gains and losses were immaterial.
As of December 31, 2024 the Company had $32,296 of investments in U.S. Treasury bills with an original maturity of less than three months. These investments are considered cash equivalents and are included in cash and cash equivalents in the consolidated balance sheets.

Restricted Investments
Restricted investments are composed of investments in U.S. Treasury bills and certificates of deposits and are included within other assets in the consolidated balance sheets. As of December 31, 2025 and December 31, 2024, the Company had $1,043 and $1,033 of restricted investments in U.S. Treasury bills and $2,345 and $2,321 of restricted investments in certificates of deposits, respectively. The Company has the intent and ability to hold these investments until maturity; therefore, these investments are stated at amortized cost. Restricted investments are required to be maintained at a financial institution within certain states. As of December 31, 2025 and December 31, 2024, these investments had maturities with less than 12 months. Due to the nature of the state's requirements, these assets are classified as noncurrent assets regardless of the contractual maturity date.
Money Market Funds
As of December 31, 2025 the Company had $216,155 in money market funds, which are recorded at fair value and included in cash and cash equivalents in the consolidated balance sheet.
4. Accounts Receivable
Accounts receivable consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Government receivables	$52,411	$26,338
Pharmacy rebate receivables	179,196	111,813
Other receivables	22,433	15,753
Total accounts receivable	254,040	153,904
Allowance for credit losses	(833)	—
Accounts receivable, net	$253,207	$153,904
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
We recorded credit losses related to accounts receivable of $833, $123, and $91 during the years ended December 31, 2025, 2024, and 2023, respectively. The amounts were recorded in selling general, and administrative expenses in the consolidated statements of operations.
5. Property and Equipment
Property and equipment consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Computers and equipment	$13,815	$12,569
Office equipment and furniture	4,338	4,341
Software	218,023	179,336
Leasehold improvements	6,224	6,231
Construction in progress	983	14,049
Subtotal	243,383	216,526
Less accumulated depreciation	(179,132)	(149,387)
Property and equipment-net	$64,251	$67,139

Depreciation expense for the year ended December 31, 2025 was $29,848 of which $78 was included in medical expenses. Depreciation expense for the years ended December 31, 2024 and 2023 was $26,360 and $21,442, respectively, of which $190 and $254, respectively, was included in medical expenses.
6. Goodwill and Intangible Assets
Intangible assets consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$32,060	$—	$32,060	—
License (indefinite lived)	4,550	—	4,550	—
Plan member relationships	2,700	(2,700)	—	9 years
Other	633	(633)	—	2 - 10 years
Total	$39,943	$(3,333)	$36,610

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
Goodwill	$34,826	$—	$34,826	—
License (indefinite lived)	4,550	—	4,550	—
Plan member relationships	2,700	(2,700)	—	9 years
Other	633	(633)	—	2- 10 years
Total	$42,709	$(3,333)	$39,376
Amortization expense relating to intangible assets for the years ended December 31, 2025, 2024, and 2023, was $634, $702, and $226, respectively. Included within the amortization balance for the years ended December 31, 2025 was $634 in impairment charges related to intangible assets that were written off related to an inactive Medicare license that was terminated during the period.
During the year ended December 31, 2025, the Company derecognized goodwill of $2,132 related to the sale of a subsidiary.
There were $645 impairment charges related to goodwill and intangible assets for the year ended December 31, 2024 and no impairment charges related to goodwill and intangible assets for the year ended December 31, 2023.
7. Medical Expenses Payable
The following table is a detail of medical expenses payable as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Claims incurred but not paid	$297,368	$168,357
Capitation and risk-sharing payable	85,083	52,016
Other	92,118	69,415
Medical expenses payable	$474,569	$289,788
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

The following table presents components of the change in medical expenses payable as of December 31, 2025, 2024, and 2023 :

	December 31, 2025	December 31, 2024	December 31, 2023
Claims incurred but not paid - beginning balance	$168,357	$95,664	$88,813
Incurred related to:
Current year	1,136,448	832,819	492,315
Prior years	(25,389)	(9,245)	(14,555)
Total incurred, net of reinsurance	1,111,059	823,574	477,760
Payments related to:
Current year	848,206	670,471	400,465
Prior years	133,842	80,410	70,444
Total payments, net of reinsurance	982,048	750,881	470,909
Claims incurred but not paid - ending balance	297,368	168,357	95,664
Capitation payable, risk-sharing payable, and other	177,201	121,431	109,735
Total medical expenses payable	$474,569	$289,788	$205,399
We re-examine previously established outstanding claims reserve estimates based on actual claims submissions and other changes in facts and circumstances. We recognized a favorable prior year development, excluding provision for adverse deviation, of $20,243, $7,052, and $10,996 for the years ended December 31, 2025, 2024, and 2023, respectively. The favorable prior year development incurred in 2025, 2024 and 2023 was primarily due to better-than-expected claims recoveries and actual claims expense being less than expected.
The following tables provide information about incurred and paid claims development as of December 31, 2025:

	Cumulative Incurred Claims, Net of Reinsurance For the Years Ended December 31,
	2023	2024	2025
Claims Incurred Year	(in thousands)
2023	$492,315	482,279	480,412
2024		832,819	809,297
2025			1,136,448
Total			$2,426,157

	Cumulative Claims Paid, Net of Reinsurance For the Years Ended December 31,			Cumulative Number of Paid Claims(1)
	2023	2024	2025
Claims Incurred Year	(in thousands)
2023	$400,465	479,148	478,999	540,426
2024		670,471	804,462	1,036,274
2025			848,206	1,268,147
Total			$2,131,667
(1) Cumulative number of paid claims are presented in whole amounts
Substantially all of the claims incurred but not paid as of December 31, 2025 relate to the current year.
There is no single or common claim frequency metric used in the health care industry. We believe a relevant metric for our health insurance business is the cumulative number of claims paid for each incurred year. Claims that did not result in a liability are not included in the frequency metric.

8. Long-Term Debt
Long-term debt is recorded at carrying value in the consolidated balance sheets. The carrying value of long-term debt outstanding, net of unamortized debt issuance costs, consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Long-term debt	$330,000	$330,000
Less unamortized debt issuance costs	(6,824)	(8,572)
Long-term debt-net of amortization	323,176	321,428
Less current portion of long-term debt	—	—
Long-term debt - net of current portion	$323,176	$321,428
Oxford Term Loan
On September 2, 2022 (the “Effective Date”), Alignment Healthcare USA, LLC, an indirect subsidiary of the Company (the “Borrower”) and certain of our other subsidiaries entered into a term loan agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC, as administrative agent, collateral agent and a lender, and the other lenders from time to time party thereto (collectively, the “Lenders”), pursuant to which the Lenders have agreed to lend the Borrower an aggregate principal amount of up to $250,000 in a series of term loans (the “Term Loans”). Pursuant to the Oxford Loan Agreement, we received an initial Term Loan of $165,000 on the Effective Date and had the option to borrow up to an additional $85,000 of Term Loans. On June 14, 2024, we borrowed $50,000 in aggregate principal amount of the Delayed Draw Term Loans prior to the expiration date for such amount of the Delayed Draw Term Loans of June 30, 2024. Interest on the Term Loans was a variable rate equal to (i) the secured overnight financing rate (“SOFR”) administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a floor of 1.00%, plus (ii) an applicable margin of 6.50%.
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
Revolving Credit Facility
Subsequent to the balance sheet date, on February 26, 2026, (the “Effective Date”), the Company, Alignment Healthcare USA, LLC, an indirect wholly owned subsidiary of the Company (the “Borrower”) and certain other subsidiaries of the Company (together with the Company and the Borrower, the “Borrower Parties”) entered into a Credit Agreement with Citibank, N.A., as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement matures on February 26, 2029, and provides for a $200,000 senior secured revolving credit facility (the “Credit Facility”), with sublimits of up to $20,000 for the issuance of letters of credit and $5,000 for swingline loans. Subject to meeting certain customary conditions, the Borrower may increase the commitments under the Credit Facility or establish one or more new term loan facilities by up to an amount equal to the greater of $50,000 or 100% of the Borrower Parties’ Consolidated EBITDA (as defined in the Credit Agreement) for the most recently completed four fiscal quarters of the Borrower Parties for which financial statements have been delivered.
Borrowings under the Credit Facility may be used for permitted acquisitions, working capital, the payment of fees, costs and expenses incurred in connection with the Credit Agreement and other general corporate purposes. The Borrower did not borrow any amounts under the Credit Facility as of the Effective Date.
Loans under the Credit Facility will bear interest at a floating rate, which can be either, at the Borrower’s option, (a) Term SOFR (as defined in the Credit Agreement) plus an applicable margin that ranges from 2.00% to 2.5% per annum with respect to Term SOFR loans or (b) a Base Rate (as defined in the Credit Agreement) plus an applicable margin that ranges from 1.0% to 1.5% per annum with respect to Base Rate loans , based on the Borrower Parties’ consolidated senior secured leverage ratio, as calculated in accordance with the Credit Agreement. The Borrower is also required to pay certain fees in connection with the Credit Agreement, including commitment fees on a quarterly basis in respect of the unutilized portion of the commitments under the Credit Agreement and certain fees to each of the lenders upon the effectiveness of the Credit Agreement. The Borrower may voluntarily repay outstanding borrowings under the Credit Facility at any time, without premium or penalty.
The Credit Agreement includes financial covenants that require the Borrower Parties to maintain, as of the last day of each fiscal quarter (commencing with the fiscal quarter ending June 30, 2026), (i) a ratio of senior secured indebtedness that is not subordinated in right of payment to the obligations under the Credit Agreement to Consolidated EBITDA (as defined in the Credit Agreement) for the period of four consecutive fiscal quarters ended on such date, of not more than 2.5 to 1.0 and (ii) Consolidated EBITDA for the period of four consecutive fiscal quarters ended on such date, of amounts specified in the Credit Agreement starting from $60,000 as of June 30, 2026, increasing to $70,000 as of June 30, 2027, and $80,000 as of June 30, 2028 and each fiscal quarter thereafter.
The Borrower’s obligations under the Credit Agreement are guaranteed by the Company and certain subsidiaries of the Company and secured by substantially all of the assets of the Borrower, the Company and such subsidiaries of the Company, subject to customary exceptions. None of the Company’s health plan subsidiaries or other regulated entities are guarantors under the Credit Agreement and the equity in such subsidiaries was not pledged. The Credit Agreement contains customary representations and warranties, as well as affirmative and negative covenants. Negative covenants include, among others, customary covenants that restrict the ability of the Company and its subsidiaries, without the approval of requisite lenders, to engage in certain fundamental transactions, incur debt and liens, enter into transactions with affiliates and make certain restricted payments and restricted investments, in each case, as set forth in the Credit Agreement and subject to certain thresholds and exceptions. The Credit Agreement also contains other customary covenants and events of default for secured credit facilities of this type. Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to the lenders, the obligations under the Credit Agreement may be accelerated.
Future maturities under the term loan as of December 31, 2025 are as follows:

Period Ending December 31,	Amount
2025	—
2026	—
2027	—
2028	—
2029	330,000
Total	$330,000

9. Income Taxes
The reconciliation of income tax expense recorded in the consolidated statement of operations and amounts computed at the statutory federal income tax rate for the years ended December 31, 2025, 2024 and 2023, were as follows:

	December 31, 2025		December 31, 2024		December 31, 2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Loss before tax at statutory federal rate	$(201)	21.0%	$(26,891)	21.0%	$(31,121)	21.0%
State and local income taxes, net of federal income tax effect	221	(23.0)	1,815	(1.4)	1,133	(0.8)
Enactment of new tax laws	—	—	—	—	—	—
Effect of cross-border tax laws	—	—	—	—	—	—
Tax credits	—	—	—	—	—	—
Change in valuation allowance	517	(53.9)	17,107	(13.4)	23,955	(16.1)
Nondeductible Items
Stock Compensation	(6,271)	653.6	—	—	—	—
Nondeductible executive compensation	6,518	(679.8)	8,703	(6.8)	6,716	(4.5)
Nondeductible entertainment	159	(16.6)	138	(0.2)	48	—
Other	193	(20.3)	43	—	120	(0.1)
Worldwide changes in unrecognized tax benefits	—	—	—	—	—	—
Other
Federal deferred tax adjustments	(1,941)	202.4	844	(0.7)	(947)	0.6
Federal tax return true-up	825	(86.0)	(1,738)	1.4	74	—
Foreign Tax Effects
Total	$20	(2.6)%	$21	(0.1)%	$(22)	0.1%
In each year, California comprised the majority of the state and local income taxes, net of federal effect.
The cash paid for income taxes (net of refunds) during the year was as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Federal	$—	$—	$—
State and local
California	6	—	190
Colorado	5	7	—
Massachusetts	7	4	—
New Jersey	2	2	—
Other	5	7	15
Total state and local	25	20	205
Total	$25	$20	$205

The components of deferred income taxes as of December 31, 2025 and 2024, were as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Federal and state net operating loss carryforwards	$178,835	$169,044
Employee benefits	12,151	8,278
Interest deduction limitation	4,851	11,661
Other	1,930	3,330
R&D credits	839	—
ROU lease liabilities	2,314	2,446
Stock compensation	48,053	48,416
Total deferred tax assets	248,973	243,175
Deferred tax liabilities:
Intangibles	(6,127)	(1,404)
Depreciation	(1,453)	(214)
ROU assets	(1,950)	(2,105)
Other	(80)	(31)
Total deferred tax liabilities	(9,610)	(3,754)
Valuation allowance	(239,363)	(239,421)
Net deferred taxes	$—	$—
Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal and state net operating loss (“NOL”) carryforwards. For the years ended December 31, 2025 and 2024, federal NOL carryforwards were $617,001 and $565,838, respectively. For the years ended December 31, 2025 and 2024, state NOL carryforwards were $531,012 and $543,513, respectively, and $95,332 of the total federal net operating loss carryforwards have an indefinite life while the remaining federal and state net operating loss carryforwards begin to expire in 2033 if not utilized.
Of the total NOL carryforwards, approximately $19,031 of federal and $13,221 of California NOL carryforwards relate to Alignment Health Plan, Inc. for which the utilization of the federal NOL carryforward is subject to a federal Section 382 limitation of $870 per year, and the utilization of the California NOL carryforwards is subject to a similar California annual limitation. In June 2024, California’s Governor signed into law Assembly Bill (“AB”) 167 suspending California NOL utilization for taxpayers with more than $1 million of taxable income, effective for tax years 2024, 2025, and 2026. AB 167 includes an extended carryover period for suspended NOLs that would have been utilized if not for AB 167.
We have cumulative NOLs as of December 31, 2025 and 2024. Given the history of losses, and after consideration for the risk associated with estimates of future taxable income, we established a full valuation allowance against net deferred tax assets at December 31, 2025 and 2024. Under the Tax Cuts and Jobs Act (“TCJA”), federal NOLs generated after 2017 will be carried forward indefinitely but are limited to an 80% deduction of taxable income. NOLs generated prior to 2018 have a 20-year carryforward period and can be used to offset 100% of taxable income. An exception to the TCJA federal NOL rule applies to certain of our subsidiaries and requires all NOLs generated from those entities to have a 20-year carryforward period and offset 100% of taxable income.
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
We record uncertain tax positions in accordance with ASC 740, on the basis of a two-step process in which (i) we determine whether it is more likely than not a tax position will be sustained on the basis of the technical merits of such position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. The following table summarizes the gross amount of our uncertain tax positions:

December 31, 2025
Gross unrecognized tax benefits at the beginning of the year	$—
Increases related to prior year tax positions	$1,019
Increases from tax positions taken in the current year	$192
Gross unrecognized tax benefits at the end of the year	$1,211
Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.
Our policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2025, no interest and penalties have been recognized.
The One Big Beautiful Bill Act (“OBBB Act”) was enacted on July 4, 2025 in the United States. The OBBB Act includes several significant provisions, including re-establishing a 100% bonus depreciation deduction, re-establishing rules in calculating business interest expense limitations pursuant to §163(j), and removing the capitalization requirements for domestic research or experimental (“R&E”) expenditures paid or incurred in tax years beginning after December 31, 2024. We have considered applicable tax impacts of the OBBB Act within the 2025 financial statements.
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
On December 22, 2025, we registered an additional 27,915,561 shares of common stock that can be issued under the 2021 Equity Incentive Plan to eligible participants, including employees, directors, and consultants.
Equity Awards
Stock options
Our outstanding stock options generally vest 25% annually over four years and generally expire 10 years from the date of the grant. The 2021 Equity Incentive Plan provides that stock option grants will be made with an exercise price at no less than the estimated fair value of common stock at the date of the grant.

The following is a summary of the stock option transactions as of and for the years ended December 31, 2025, 2024 and 2023:

	Stock Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2022	10,603,493	$16.90
Options granted	—	—
Options exercised	—	—
Options forfeited / expired	(1,467,614)	16.60
Balances as of December 31, 2023	9,135,879	16.95	7.29	79
Options granted	—	—
Options exercised	(17,662)	9.06
Options forfeited / expired	(355,736)	16.82
Balances as of December 31, 2024	8,762,481	16.97	6.29	2,250
Options granted	—	—
Options exercised	(1,097,827)	16.46
Options forfeited / expired	(256,442)	16.84
Balances as of December 31, 2025	7,408,212	17.05	5.28	20,001
Vested and Exercisable as of December 31, 2025	6,997,173	$17.27	5.26	17,421
Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of our common stock. The aggregate intrinsic value of options exercised for the years ended December 31, 2025 and 2024 was $3,616 and $39, respectively. No options were exercised during the year ended December 31, 2023.
There were no options granted during the years ended December 31, 2025, 2024, and 2023.
Restricted Stock Awards
Our outstanding RSAs generally vest 25% annually over four years. RSAs generally vest on the later of the fourth anniversary of the original vesting commencement date or 50% annually on the first and second anniversary of the initial public offering, which was effective March 25, 2021.
The following is a summary of RSA transactions as of and for the years ended December 31, 2025, 2024 and 2023:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2022	4,690,441	$10.85
Vested	(3,916,030)	11.82
Forfeited	(90,458)	6.58
Unvested and outstanding as of December 31, 2023	683,953	$5.86
Vested	(627,491)	4.91
Forfeited	(6,270)	12.22
Unvested and outstanding as of December 31, 2024	50,192	$16.86
Vested	(49,915)	18.00
Forfeited	(277)	18.00
Unvested and outstanding as of December 31, 2025	—	$—
Restricted Stock Units
Our outstanding Restricted Stock Units ("RSU") generally vest 33% annually over three years or 25% annually over four years.
The following is a summary of RSU transactions as of and for the years ended December 31, 2025, 2024 and 2023:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2022	8,728,936	$13.93
Granted	4,425,771	6.76
Vested	(1,875,329)	12.59
Forfeited	(737,753)	12.57
Unvested and outstanding as of December 31, 2023	10,541,625	$11.25
Granted	6,994,001	5.30
Vested	(2,993,372)	8.37
Forfeited	(1,197,569)	8.17
Unvested and outstanding as of December 31, 2024	13,344,685	$9.05
Granted	2,987,921	15.52
Vested	(5,527,208)	10.05
Forfeited	(1,448,709)	9.29
Unvested and outstanding as of December 31, 2025	9,356,689	$10.49
Performance-based Restricted Stock Units ("PSUs")
On September 14, 2023,the Board of Directors of the Company approved the grant of performance-based restricted stock units under the Company's 2021 Equity Incentive Plan to its executive management team and other key employees. Each grantee is eligible to vest in a number of PSUs ranging from 0% to 150% of the target number of PSUs granted, based on the aggregated achievement by the Company of certain performance metrics during the performance period beginning on January 1, 2024 and ending on December 31, 2024. The achievement of PSUs relative to the approved target is based on the following performance metrics and relative weighting: Health Plan Revenue Growth Percentage (60%), At-Risk Returning Member Medical Benefit Ratio (20%) and Adjusted EBITDA, less Capital Expenditures (20%).
50% of the total number of earned PSUs vested upon certification of achievement of the performance metrics by the Compensation Committee in March 2025 and the remaining 50% of earned PSUs vested as of December 31, 2025.
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

The following is a summary of PSU transactions for the year ended December 31, 2025:

	Performance-based restricted stock units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2022	—	$—
Granted	7,233,205	5.74
Vested	—	—
Cancelled/forfeited	—	—
Unvested and outstanding as of December 31, 2023	7,233,205	$5.74
Granted	1,160,000	5.00
Vested	—	—
Cancelled/forfeited	(318,334)	5.69
Unvested and outstanding as of December 31, 2024	8,074,871	$5.64
Granted	795,786	15.48
Vested	(6,667,948)	5.74
Cancelled/forfeited	(517,302)	7.39
Unvested and outstanding as of December 31, 2025	1,685,407	$9.35
Kao Equity Award
Subsequent to the balance sheet date, on February 24, 2026 (the “Grant Date”), the Board of Directors of the Company approved the grant of certain performance share units (“PSUs”) to John Kao, the Company’s Chief Executive Officer (the “PSU Award”), under the Company’s 2021 Equity Incentive Plan (the “Plan”). The PSU Award supplements the annual equity awards that Mr. Kao will continue to be eligible for in the future. In approving the award, the Board, with input from the Compensation Committee and its independent compensation consultant, considered the importance of retaining Mr. Kao, a recognized industry leader, while incentivizing long-term, sustained business performance and alignment with stockholder interests. The material terms of the PSU Award are described below. Capitalized terms that are not otherwise defined have the meanings set forth in the Plan.
Except as set forth below, tranches of the PSU Award will be earned and vest only upon both (i) the achievement of pre-determined price per share goals (described below) over the period commencing on the Grant Date and ending on the fifth anniversary of the Grant Date (the “Measurement Period”); and (ii) Mr. Kao’s continued employment or service as the Company’s Chief Executive Officer through the third anniversary of the Grant Date, unless otherwise agreed to (the “Service Requirement”).
The PSUs will become earned (“Earned PSUs”) in three tranches based on the achievement of the following volume-weighted average price per share goals during the Measurement Period (the “Stock Price Hurdles”):

	Price Per Share Goals	Number of Earned PSUs
First Stock Price Hurdle	$33.75	333,333
Second Stock Price Hurdle	$44.00	333,333
Third Stock Price Hurdle	$55.25	333,334
A Stock Price Hurdle is achieved if the volume-weighted average price per share over any 30-consecutive-trading-day period during the Measurement Period equals or exceeds the applicable price. Any tranche of PSUs that Mr. Kao has earned will become vested upon the later of (i) the date on which the applicable Stock Price Hurdle has been achieved or (ii) the date on which the Service Requirement has been met, subject to his continued service though such later date. Except as described below, PSUs for which the relevant Stock Price Hurdle has not been achieved by the end of the Measurement Period will be forfeited.

Equity-Based Compensation Expense
Total equity-based compensation expense was presented on the statement of operations as follows:

	Year Ended December 31,
	2025	2024	2023
Selling, general and administrative expenses	$55,948	$66,202	$59,294
Medical expenses	6,134	4,930	7,541
Total equity-based compensation expense	$62,082	$71,132	$66,835
As of December 31, 2025, there was $46,535 in unrecognized compensation expense related to all non-vested awards (Options, RSUs and PSUs) that will be recognized over the weighted-average period of 1.51 years. As of December 31, 2024 and December 31, 2023, there was $61,809 and $98,004, respectively, in unrecognized compensation expense related to all non-vested awards (Options, RSUs and PSUs) that will be recognized over the weighted-average period of 1.55 and 1.88 years, respectively.
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
Tangible Net Equity
Our health plans in California are required to comply with the tangible net equity ("TNE") requirements. The required amount is 150% of the larger of: (1) $1,000; (2) the sum of 2% of the first $150,000 of annualized premium revenue and 1% of annualized premium revenue in excess of $150,000; or (3) 8% of the first $150,000 of annualized health care expenditures except those paid on a capitated or managed hospital payment basis, plus 4% of  the annualized health care expenditures in excess of $150,000, except those paid on a capitated or managed hospital payment basis, plus 4% of annualized hospital expenditures paid on a managed hospital payment basis. For newer health plans, through the first three years immediately following the health plan’s operational start date, the required amount is 200% of the larger of the TNE calculation described above. We were in compliance with the TNE requirements as of December 31, 2025.
Certain states regulate the payment of dividends, loans, or other cash transfers from our regulated subsidiaries to our non-regulated subsidiaries and parent company. Such payments may require approval by state regulatory authorities and are limited based on certain financial criteria, such as the entity’s level of statutory income and statutory capital and surplus, or the entity’s level of tangible net equity or net worth, amongst other measures. These regulations vary by state. Our state regulated subsidiaries had aggregate regulatory capital of approximately $268,515 and $156,167 as of December 31, 2025 and 2024, respectively, which exceeded aggregate minimum regulatory requirements of $116,090 and $75,212, respectively. The amount of undistributed dividends from our regulated subsidiaries that may be paid out to our parent without regulatory approval was $72,869 and $46,785 as of December 31, 2025 and 2024, respectively. We were in compliance with the RBC and TNE requirements as of December 31, 2025.
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
At December 31, 2025, $7,019 of operating ROU assets were recorded as right of use assets on the consolidated balance sheets. Lease liabilities of $1,958 and $6,467 were included in accounts payable and accrued expenses and long-term lease liabilities, respectively.
At December 31, 2024, $7,818 of operating ROU assets were recorded as right of use assets on the consolidated balance sheets. Lease liabilities of $1,212 and $7,835 were included in accounts payable and accrued expenses and long-term lease liabilities, respectively.
The following table summarizes total fixed operating lease costs and variable operating lease cost, excluding short-term lease and finance lease costs, for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Fixed operating lease costs	$2,661	$2,592	$2,817
Variable operating lease costs	234	404	431
Total operating leases costs	$2,895	$2,996	$3,248
Fixed and variable operating leases costs are included within selling, general and administrative expenses in the consolidated statement of operations. Short term and finance lease costs were immaterial. For the year-ended December 31, 2025, 2024 and 2023, cash paid for amounts included in the measurement of lease liabilities included within our operating cash flows was $1,504, $1,525 and $3,510, respectively.
Lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date.
The weighted average remaining lease term for operating leases is 3.9 years with a weighted average discount rate 11.6% at December 31, 2025.
The weighted average remaining lease term for operating leases is 4.40 years with a weighted average discount rate 12.0% at December 31, 2024
The weighted average remaining lease term for finance leases is 3.3 years with a weighted average discount rate 4.3% at December 31, 2025.
In the year ended December 31, 2025, $213 and $0 of operating lease and finance lease assets, respectively, were exchanged for lease liabilities related to newly commenced leases.
In the year ended December 31, 2024, $26 and $0 of operating lease and finance lease assets, respectively, were exchanged for lease liabilities related to newly commenced leases

The following table summarizes our lease assets and liabilities as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Lease assets
Operating lease assets	$6,753	$7,818
Finance lease assets	266	—
Total lease assets	$7,019	$7,818
Lease liabilities
Current
Operating lease liabilities	1,873	1,212
Finance lease liabilities	85	—
Non-current
Operating lease liabilities	6,282	7,835
Finance lease liabilities	185	—
Total lease liabilities	$8,425	$9,047
Maturities of lease liabilities under operating leases by fiscal year are as follows:

As of December 31, 2025
2026	$2,595
2027	2,445
2028	2,200
2029	2,243
2030 and thereafter	548
Total lease payments	$10,031
Less: Interest	1,878
Present value of lease liabilities	$8,153
Maturities of lease liabilities under finance leases by fiscal year are as follows:

As of December 31, 2025
2026	$95
2027	95
2028	95
2029	4
2030 and thereafter	—
Total lease payments	$289
Less: Interest	17
Present value of lease liabilities	$272
We sublease space not used in our operations. For the years ended December 31, 2025, 2024 and 2023, sublease income was $16, $206, and $565, respectively. For the year ended December 31, 2025, no ROU asset impairment was recorded. We recorded $143 ROU asset impairment for the year ended December 31, 2024, and there was no ROU asset impairment recorded for the year ended December 31, 2023.
13. Employee Benefit Plans
All full-time employees are eligible to participate in a 401(k) plan that we sponsor upon completing 90 days of services. Eligible employees are permitted to contribute up to the maximum amount allowed by law. We match 100% of contributions not exceeding 4% of the employee's compensation. We made matching contributions of $4,157, $3,798, and $3,471 during 2025, 2024, and 2023, respectively, and were included within medical expenses and selling, general, and administrative expenses in the consolidated statement of operations.

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
On April 27, 2022, a former employee of the Company filed a purported class action lawsuit (Dabney v. Alignment Healthcare USA, LLC, Orange County Superior Court) alleging that the Company failed to provide hourly employees with required meal and rest breaks or pay such workers a premium equal to an hour of pay for missed meal or rest breaks. Discovery in the matter commenced on June 8, 2022. On September 2, 2022, the court granted a stay of proceedings and discovery in anticipation of mediation scheduled for August 2023. On August 15, 2023, the Company entered into a tentative settlement of the action in consideration of an aggregate payment of $913. As a result of the tentative settlement, the Company has accrued for a potential liability of $913 as of December 31, 2025 for this matter, which was recorded within accounts payable and accrued expenses on the consolidated balance sheet and selling, general and administrative expenses on the consolidated statement of operations. Subsequent to period end, the settlement was approved by the court and the Company made payment in January 2026.
On July 7, 2023, a stockholder of Alignment ﬁled a purported class action lawsuit (Maglione v. Alignment Healthcare, Inc., et al, Delaware Chancery Court). The plaintiff alleged that certain provisions of Alignment’s stockholder agreement with General Atlantic (“GA”) and Warburg Pincus violate Delaware law. On April 30, 2024, the Company agreed to amend the stockholder agreement to eliminate the provisions challenged by the Maglione plaintiff. On May 24, 2024, the parties filed a stipulation and proposed order voluntarily dismissing the action as moot, which the court granted. Pursuant to the order, the court retained jurisdiction regarding attorneys’ fees.The Company entered into discussions with plaintiffs’ counsel to negotiate with respect to attorney’s fees. In March 2025 the parties reached an agreement on settlement fees in the amount of $950. The settlement was paid in April 2025.
We may be involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate resolution of legal proceedings is not expected to have a material adverse effect on the consolidated financial statements. Amounts accrued for legal proceedings were not material as of December 31, 2025 and 2024.
Risk Adjustment Data Validation Audit
On June 25, 2025, the Company was notified that its California HMO plan had been selected for an audit of Medicare Advantage contract-specific risk adjustment data validation (“RADV”) with respect to payment year 2019. CMS conducts RADV audits in order to validate the coding practices of and supporting documentation maintained by health care providers and such audits may result in retrospective adjustments to payments made to the Company’s health plans. Under CMS’s final rule issued in 2023, CMS announced its intent to apply a revised methodology, including extrapolated audit findings to estimate contract-wide overpayments and without application of the previously employed “fee-for-service adjuster” that accounted for the error rate in the original Medicare data that CMS used to develop the risk adjustment model.  Additionally, in May 2025, CMS announced a significant expansion to its RADV audit program, stating, among other things, that it intended to conduct RADV audits with extrapolation on all eligible MA plans on an annual basis and that it would accelerate the timetable for clearing its backlog of audits with respect to payment years 2018-24. However, on September 25, 2025, a Federal District Court in Texas vacated CMS’s final rule regarding extrapolation of results of RADV audits for payment years beginning with payment year 2018. As of December 31, 2025, the Company is in the process of collecting and reviewing medical records with respect to the member cohort selected for the RADV audit. The Company is continuing to monitor developments with respect to these audits and continuing to assess their potential impact.
Purchase Obligations
We have agreements for goods and services which include fixed, minimum and estimated payments under existing contractual obligations that are legally enforceable and binding. These obligations include agreements that are cancellable with the payment of an early termination penalty and other funding commitments that require fixed or minimum levels of service to be purchased with a specific timing established.We have purchase obligation commitments of $14,253 in 2026, $13,585 in 2027, $12,975 in 2028, $6,075 in 2029, and $1,478 in 2030. Purchase obligations exclude agreements that are cancellable without penalty.
Professional Liability Insurance
We maintain coverage for professional liability, errors and omissions, directors and officers, employment practices liability insurance, and worker’s compensation. The professional liability insurance policy is claims based while the other insurance policies are occurrence based. Such policies provide coverage for our employees, certain covered physicians, loss of income due to potential business interruption, and possible destruction or theft of assets. There have not been any reductions in coverage nor have there been any claims, which have exceeded such coverage(s) for the year ended December 31, 2025 and 2024.

Medical Reinsurance (Stop-Loss insurance)
We utilize medical insurance (or stop-loss agreements) to limit excess losses on individual members. Under the terms of the stop-loss agreements, we are reimbursed for certain proportions of the cost of each member’s medical expenses in excess of a specified deductible in a coverage period, limited to $2,000 in aggregate per member per coverage period. In 2025, all of our markets were covered by stop-loss agreements which included dates of service prior to October 1, 2025, and we have until November 1, 2026, to submit claims to the reinsurance carrier for reimbursement.
We began a new policy on October 1, 2025, which will cover dates of service through September 30, 2026, and will allow us to submit claims for reimbursement until November 1, 2027.
Reinsurance premiums are included in medical costs in the consolidated statement of operations.
In the event that the third-party with whom we have contracted is unable to meet its obligations under the stop-loss agreement, we remain 100% liable for paying such claim amounts submitted.
Related Parties
Joseph Konowiecki currently serves as Chairman of the Board and previously served in an executive role with the Company. Mr. Konowiecki’s son is a partner in the law firm of McDermott Will & Emery LLP (“MWE”), which provided legal services to the Company and our subsidiaries during the fiscal years ended December 31, 2025, 2024 and 2023 and continues to do so. For providing these services, MWE received fees related to the fiscal years ended December 31, 2025, 2024 and 2023 of approximately $429, $272 and $518, respectively. Mr. Konowiecki’s son does not receive any direct compensation from the fees paid to MWE by us, and the fees paid by us to MWE in fiscal 2025 were considered immaterial to the service provider.
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

Alignment Healthcare, Inc.
(Parent Company Only)
Condensed Balance Sheets

	December 31, 2025	December 31, 2024
Assets
Investment in subsidiary	$520,283	$425,033
Total assets	$520,283	$425,033
Liabilities and Stockholders' Equity
Due to subsidiary	16,061	1,762
Accrued expenses	1,769	1,992
Long-term debt, net of debt issuance costs	323,176	321,428
Total liabilities	$341,006	$325,182
Commitments and Contingencies (Note 14)
Stockholders' Equity:
Preferred stock, $.001 par value; 100,000,000 shares authorized as of December 31, 2025 and 2024, respectively; no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $.001 par value; 1,000,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 204,153,619 and 191,778,639 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	205	192
Additional paid-in-capital	1,188,089	1,107,952
Accumulated deficit	(1,009,017)	(1,008,293)
Total Alignment Healthcare, Inc. stockholders' equity	179,277	99,851
Total liabilities and stockholders' equity	$520,283	$425,033
Alignment Healthcare, Inc.
(Parent Company Only)
Condensed Statements of Operations

	Year Ended December 31,
	2025	2024	2023
Revenues:
Total revenues	$—	$—	$—
Expenses:
Selling, general, and administrative expenses	530	443	488
Total expenses	530	443	488
Loss from operations	(530)	(443)	(488)
Other expenses:
Interest expense	15,786	1,700	—
Total other expenses	15,786	1,700	—
Loss before income taxes	(16,316)	(2,143)	(488)
Provision for income taxes	16	—	—
Net loss of Parent Company	(16,332)	(2,143)	(488)
Subsidiary's Net income (loss)	15,354	(125,928)	(147,685)
Net loss	(978)	(128,071)	(148,173)
Less: Net loss attributable to noncontrolling interest	(254)	(36)	(156)
Net loss attributable to Alignment Healthcare, Inc.	$(724)	$(128,035)	$(148,017)

Alignment Healthcare, Inc.
(Parent Company Only)
Condensed Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
Operating Activities:
Net loss attributable to Alignment Healthcare, Inc.	$(724)	$(128,035)	$(148,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of subsidiary	(15,100)	125,892	147,529
Amortization of debt issuance costs	1,761	220	—
Due to subsidiary	14,063	1,923	488
Net cash provided by operating activities	—	—	—
Investing Activities:
Investment in Subsidiary	(18,068)	(321,525)	—
Net cash used in investing activities	(18,068)	(321,525)	—
Financing Activities:
Shares withheld net of restricted stock	—	(350)	—
Stock options exercised	18,068	155	—
Proceeds from long-term debt	—	330,000	—
Debt issuance costs	—	(8,280)	—
Net cash provided by financing activities	18,068	321,525	—
Net (decrease) increase in cash	—	—	—
Cash, cash equivalents and restricted cash at beginning of period	—	—	—
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—
Supplemental non-cash financing and investing activities:
Contribution of equity to subsidiary related to equity-based compensation	$62,082	$71,132	$66,835
Debt issuance costs in accounts payable	$26	$512	$—
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures:
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by our independent registered public accounting firm, as stated in their attestation report, which is included herein.
Changes to our Internal Controls over Financial Reporting:
There were no material changes in our internal control over financial reporting during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The majority of our work force works in a hybrid-remote fashion. We have not identified any impact in our internal control over financial reporting as a result of this working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. We are continually monitoring and assessing our remote working arrangements to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Alignment Healthcare, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Alignment Healthcare, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Costa Mesa, California
February 26, 2026
Item 9B. Other Information.
Revolving Credit Facility
On February 26, 2026, (the “Effective Date”), the Company, Alignment Healthcare USA, LLC, an indirect wholly owned subsidiary of the Company (the “Borrower”) and certain other subsidiaries of the Company (together with the Company and the Borrower, the “Borrower Parties”) entered into a Credit Agreement with Citibank, N.A., as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement matures on February 26, 2029, and provides for a $200 million senior secured revolving credit facility (the “Credit Facility”), with sublimits of up to $20 million for the issuance of letters of credit and $5 million for swingline loans. Subject to meeting certain customary conditions, the Borrower may increase the commitments under the Credit Facility or establish one or more new term loan facilities by up to an amount equal to the greater of $50 million or 100% of the Borrower Parties’ Consolidated EBITDA (as defined in the Credit Agreement) for the most recently completed four fiscal quarters of the Borrower Parties for which financial statements have been delivered.
Borrowings under the Credit Facility may be used for permitted acquisitions, working capital, the payment of fees, costs and expenses incurred in connection with the Credit Agreement and other general corporate purposes. The Borrower did not borrow any amounts under the Credit Facility as of the Effective Date.
Loans under the Credit Facility will bear interest at a floating rate, which can be either, at the Borrower’s option, (a) Term SOFR (as defined in the Credit Agreement) plus an applicable margin that ranges from 2.00% to 2.50% per annum with respect to Term SOFR loans or (b) a Base Rate (as defined in the Credit Agreement) plus an applicable margin that ranges from 1.00% to 1.50% per annum with respect to Base Rate loans, based on the Borrower Parties’ consolidated senior secured leverage ratio, as calculated in accordance with the Credit Agreement. The Borrower is also required to pay certain fees in connection with the Credit Agreement, including commitment fees on a quarterly basis in respect of the unutilized portion of the commitments under the Credit Agreement and certain fees to each of the lenders upon the effectiveness of the Credit Agreement. The Borrower may voluntarily repay outstanding borrowings under the Credit Facility at any time, without premium or penalty.
The Credit Agreement includes financial covenants that require the Borrower Parties to maintain, as of the last day of each fiscal quarter (commencing with the fiscal quarter ending June 30, 2026), (i) a ratio of senior secured indebtedness that is not subordinated in right of payment to the obligations under the Credit Agreement to Consolidated EBITDA (as defined in the Credit Agreement) for the period of four consecutive fiscal quarters ended on such date, of not more than 2.50 to 1.00 and (ii) Consolidated EBITDA for the period of four consecutive fiscal quarters ended on such date, of amounts specified in the Credit Agreement starting from $60 million as of June 30, 2026, increasing to $70 million as of June 30, 2027, and $80 million as of June 30, 2028 and each fiscal quarter thereafter.
The Borrower’s obligations under the Credit Agreement are guaranteed by the Company and certain subsidiaries of the Company and secured by substantially all of the assets of the Borrower, the Company and such subsidiaries of the Company, subject to customary exceptions. None of the Company’s health plan subsidiaries or other regulated entities are guarantors under the Credit Agreement and the equity in such subsidiaries was not pledged. The Credit Agreement contains customary representations and warranties, as well as affirmative and negative covenants. Negative covenants include, among others, customary covenants that restrict the ability of the Company and its subsidiaries, without the approval of requisite lenders, to engage in certain fundamental transactions, incur debt and liens, enter into transactions with affiliates and make certain restricted payments and restricted investments, in each case, as set forth in the Credit Agreement and subject to certain thresholds and exceptions. The Credit Agreement also contains other customary covenants and events of default for secured credit facilities of this type. Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to the lenders, the obligations under the Credit Agreement may be accelerated.
The foregoing does not constitute a complete summary of the terms of the Credit Agreement. The description of the terms of the Credit Agreement is qualified in its entirety by reference to such agreement, attached hereto as Exhibit 10.21 and incorporated herein by reference.
Kao Equity Award
On February 24, 2026 (the “Grant Date”), the Board of Directors of the Company approved the grant of certain performance share units (“PSUs”) to John Kao, the Company’s Chief Executive Officer (the “PSU Award”), under the Company’s 2021 Equity Incentive Plan (the “Plan”). The PSU Award supplements the annual equity awards that Mr. Kao will continue to be eligible for in the future. In approving the award, the Board, with input from the Compensation Committee and its independent compensation consultant, considered the importance of retaining Mr. Kao, a recognized industry leader, while incentivizing long-term, sustained business performance and alignment with stockholder interests. The material terms of the PSU Award are described below. Capitalized terms that are not otherwise defined have the meanings set forth in the Plan.
Except as set forth below, tranches of the PSU Award will be earned and vest only upon both (i) the achievement of pre-determined price per share goals (described below) over the period commencing on the Grant Date and ending on the fifth anniversary of the Grant Date (the “Measurement Period”); and (ii) Mr. Kao’s continued employment or service as the Company’s Chief Executive Officer through the third anniversary of the Grant Date, unless otherwise agreed upon (the “Service Requirement”).
The PSUs will become earned (“Earned PSUs”) in three tranches based on the achievement of the following volume-weighted average price per share goals during the Measurement Period (the “Stock Price Hurdles”):

	Price Per Share Goals	Number of Earned PSUs
First Stock Price Hurdle	$33.75	333,333
Second Stock Price Hurdle	$44.00	333,333
Third Stock Price Hurdle	$55.25	333,334
A Stock Price Hurdle is achieved if the volume-weighted average price per share over any 30-consecutive-trading-day period during the Measurement Period equals or exceeds the applicable price. Any tranche of PSUs that Mr. Kao has earned will become vested upon the later of (i) the date on which the applicable Stock Price Hurdle has been achieved or (ii) the date on which the Service Requirement has been met, subject to his continued service though such later date. Except as described below, PSUs for which the relevant Stock Price Hurdle has not been achieved by the end of the Measurement Period will be forfeited.
If, during the Measurement Period, Mr. Kao’s employment is terminated by the Company other than for Cause or is terminated by Mr. Kao for Good Reason (each a “Qualifying Termination”), or in the event of Mr. Kao’s death or permanent disability during the Measurement Period, certain additional provisions shall apply as follows:
•Any tranche of PSUs for which the applicable Stock Price Hurdle has been achieved shall be deemed Earned PSUs (i.e., the Service Requirement shall be waived).
•If Mr. Kao’s employment has terminated due to his death or permanent disability and the First Stock Price Hurdle has previously been achieved, Mr. Kao will receive additional Earned PSUs equal to the prorated level of achievement of the Second Stock Price Hurdle and/or Third Stock Price Hurdle, as applicable, calculated by straight-line interpolation between the highest previously achieved Stock Price Hurdle and the 30-day volume-weighted average stock price as of immediately prior to the date of death or permanent disability.
•In the event of a Qualifying Termination (but not upon death or permanent disability), the PSU Award shall remain outstanding for an applicable “tail period” during which Stock Price Hurdles may be achieved, as follows: (a) If Mr. Kao terminates his employment for Good Reason, the tail period will run from the date of termination to the later of (i) the expiration of the six-month period following termination or (ii) the first July 31st that occurs following the termination; and (b) if the Company terminates Mr. Kao’s employment other than for Cause, the tail period will run from the date of termination to the second July 31st that occurs following the termination; provided, however, that the tail period may not run beyond the expiration of the Measurement Period. Any unearned PSUs at the expiration of the tail period shall be forfeited. If Change of Control occurs during the tail period, the treatment described below shall apply.
Except as set forth above, any Separation of Service, including in the event of any termination that is not a Qualifying Termination (such as termination for Cause), shall result in the forfeiture of any unearned PSUs.
In the event of the closing of a Change in Control prior to the end of the Measurement Period (including during any applicable tail period), the Service Requirement shall be waived (if then applicable) and the following terms will apply:
•If the First Stock Price Hurdle has not yet been achieved upon or in connection with the Change in Control, but the stock price at or implied by the Change in Control exceeds the Company’s closing stock price on Grant Date, then the tranche of PSUs associated with the First Stock Price Hurdle will vest. The remaining tranches shall be forfeited.
•If the First Stock Price Hurdle and/or Second Stock Price Hurdle has been achieved upon or in connection with the Change in Control, then Mr. Kao will receive additional Earned PSUs equal to the prorated level achievement of the next applicable Stock Price Hurdle, calculated by straight-line interpolation between the highest previously achieved Stock Price Hurdle and the stock price at or implied by the Change in Control. Any remaining portion of the PSU Award will be forfeited.
•If all Stock Price Hurdles have been achieved upon or in connection with the Change in Control, the PSU Award will fully vest upon the closing date.
The following summary of the PSU Award is not a complete description of all of the terms and conditions of the PSUs, and is qualified in its entirety by reference to the full text of the grant agreement for the PSU Award, a copy of which is filed as Exhibit 10.18 and is incorporated by reference in this Annual Report on Form 10-K.
Rule 10b5-1 Plans
During the fiscal quarter ended December 31, 2025, our executive officers and directors adopted the following trading arrangements that are intended to satisfy the affirmative defense of Rule 10b5-1(c):

Name and Title	Date of Adoption	Date of Termination	Duration of Trading Arrangement	Number of Securities to be Sold(1)
John Kao, Chief Executive Officer(2)	11/21/2025	N/A	3/23/2026 - 8/21/2026	1,858,000
Andreas Wagner, Chief Human Resources Officer	11/21/2025	N/A	2/20/2026 - 11/20/2026	66,958
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
(2) Represents securities held by JEK Trust, dated February 8, 2021, of which Mr. Kao is the trustee.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders under the headings “Election of Directors,” “Executive Officers,” “Commonly Asked Questions and Answers About the Annual Meeting,” and “Corporate Governance," and is incorporated herein by reference.
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
Item 11. Executive Compensation.
The information required by this Item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders under the headings "Compensation Discussion and Analysis" and "Executive and Director Compensation," and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance" and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm," and is incorporated herein by reference.

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

10.1	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 filed on March 23, 2021).
10.2+	Alignment Healthcare Holdings, LLC Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed on March 3, 2021).
10.3+	Alignment Healthcare, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 30, 2021).
10.4+	Amended & Restated Employment Agreement of John E. Kao dated March 26, 2021 (incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q filed on May 17, 2021).
10.5+	Amended & Restated Employment Agreement of Dawn Maroney dated March 26, 2021 (incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q filed on May 17, 2021).
10.6+	Employment Agreement of James Head dated May 2, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 1, 2025).
10.7+	Amended & Restated Employment Agreement of Thomas Freeman dated March 26, 2021 (incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q filed on May 17, 2021).
10.8+	Amendment to Amended & Restated Employment Agreement of Thomas Freeman dated May 2, 2025 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on May 1, 2025).
10.9+	Employment Agreement of Hyong (Ken) Kim, M.D. dated as of September 25, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 6, 2023).
10.10+*	Employment Agreement of Christopher Joyce dated as of August 1, 2023.
10.11+
Consulting Agreement by and between Alignment Healthcare USA, LLC and Jeffrey Margolis, dated as of August 13, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 16, 2024).

10.12+	Form of Option Award Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form S-1 filed on March 23, 2021).
10.13+	Form of Restricted Shares Award Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Form S-1 filed on March 23, 2021).
10.14+	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Form S-1 filed on March 23, 2021).
10.15+	Form of Option Award Agreement (Senior Executives) (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1 filed on March 23, 2021).
10.16+	Form of RSU Award Agreement (Senior Executives) (incorporated by reference to Exhibit 10.20 to the Company’s Form S-1 filed on March 23, 2021).

10.17+	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 15, 2023).
10.18+*	Performance Share Unit Award Agreement dated as of February 24, 2026, by and between the Company and John Kao.
10.19	Form of CMS Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Form S-1 filed on March 3, 2021).
10.20
Amended & Restated Stockholders Agreement, dated as of April 30, 2024, among Alignment Healthcare, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 2, 2024).

10.21*
Credit Agreement dated as of February 26, 2026, among Alignment Healthcare USA, LLC, as borrower, the Company, certain subsidiaries of the Company, Citibank, N.A., as administrative agent, and the other Lenders party thereto.

19*	Alignment Healthcare, Inc. Insider Trading Policy.
21.1*	List of Subsidiaries of Alignment Healthcare, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97+	Alignment Healthcare, Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Company's Form 10-K filed on February 27, 2024).
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
______________________
*Filed herewith.
**Furnished herewith
+Indicates management contract or compensatory plan.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alignment Healthcare, Inc.

Date: February 27, 2026	By:	/s/ John Kao
John Kao
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Kao	Chief Executive Officer (Principal Executive Officer)	February 27, 2026
John Kao

/s/ James M. Head	Chief Financial Officer (Principal Financial Officer)	February 27, 2026
James M. Head

/s/ Joseph Konowiecki	Chairman of the Board	February 27, 2026
Joseph Konowiecki

/s/ Jody Bilney	Director	February 27, 2026
Jody Bilney

/s/ David Hodgson	Director	February 27, 2026
David Hodgson

/s/ Yon Jorden	Director	February 27, 2026
Yon Jorden

/s/ Jacqueline Kosecoff	Director	February 27, 2026
Jacqueline Kosecoff

/s/ Margaret McCarthy	Director	February 27, 2026
Margaret McCarthy

/s/ Mark McClellan	Director	February 27, 2026
Mark McClellan

/s/ Robbert Vorhoff	Director	February 27, 2026
Robbert Vorhoff