Form 10-Q
period 2026-03-31
Alignment Healthcare, Inc.
filed 2026-04-30
CIK 1832466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 27, 2026, the registrant had 206,733,823 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Alignment Healthcare, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except par value and share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$705,584	$575,817
Accounts receivable (less allowance for credit losses of $0 at March 31, 2026 and $833 at December 31, 2025)	277,678	253,207
Investments - current	20,707	28,413
Prepaid expenses and other current assets	141,396	94,140
Total current assets	1,145,365	951,577
Property and equipment, net	63,867	64,251
Right of use asset, net	7,073	7,019
Goodwill	32,060	32,060
Intangible assets, net	4,550	4,550
Other assets	8,693	6,329
Total assets	$1,261,608	$1,065,786
Liabilities and Stockholders' Equity
Current Liabilities:
Medical expenses payable	$655,967	$474,569
Accounts payable and accrued expenses	34,502	33,284
Accrued compensation	34,288	49,013
Total current liabilities	724,757	556,866
Long-term debt, net of debt issuance costs	323,616	323,176
Long-term portion of lease liabilities	6,350	6,467
Total liabilities	1,054,723	886,509
Commitments and Contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $.001 par value; 100,000,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $.001 par value; 1,000,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 206,671,068 and 204,153,619 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	207	205
Additional paid-in capital	1,204,279	1,188,089
Accumulated deficit	(997,601)	(1,009,017)
Total stockholders' equity	206,885	179,277
Total liabilities and stockholders' equity	$1,261,608	$1,065,786
See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Earned premiums	$1,226,566	$918,043
Other	8,631	8,889
Total revenues	1,235,197	926,932
Expenses:
Medical expenses	1,090,717	820,900
Selling, general, and administrative expenses	121,138	103,831
Depreciation and amortization	7,839	7,594
Total expenses	1,219,694	932,325
Income (loss) from operations	15,503	(5,393)
Other expenses:
Interest expense	4,062	3,950
Other expenses (income), net	—	(10)
Total other expense	4,062	3,940
Income (loss) before income taxes	11,441	(9,333)
Provision for income taxes	25	21
Net income (loss)	$11,416	$(9,354)
Less: Net loss attributable to noncontrolling interest	—	240
Net income (loss) attributable to Alignment Healthcare, Inc.	$11,416	$(9,114)

Net income (loss) per share attributable to Alignment Healthcare, Inc.:
Basic	0.06	(0.05)
Diluted	0.05	(0.05)
Weighted-average common shares outstanding:
Basic	205,356,397	193,606,438
Diluted	213,128,231	193,606,438
See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(amounts in thousands, except par value and share amounts)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2025	204,153,619	$205	$1,188,089	$(1,009,017)	$—	$179,277
Net income	—	—	—	11,416	—	11,416
Issuance of common stock upon vesting of restricted stock units	2,380,362	—	—	—	—	—
Equity-based compensation	—	2	14,017	—	—	14,019
Stock options exercised	137,087	—	2,173	—	—	2,173
Balance at March 31, 2026	206,671,068	$207	$1,204,279	$(997,601)	$—	$206,885

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2024	191,778,639	$192	$1,107,952	$(1,008,293)	$1,104	$100,955
Net loss	—	—	—	(9,114)	(240)	(9,354)
Issuance of common stock upon vesting of restricted stock units	5,864,819	—	—	—	—	—
Forfeitures	(277)	—	—	—	—	—
Equity-based compensation	—	6	17,181	—	—	17,187
Stock options exercised	24,472	—	207	—	—	207
Balance at March 31, 2025	197,667,653	$198	$1,125,340	$(1,017,407)	$864	$108,995
See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Activities:
Net income (loss)	$11,416	$(9,354)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,862	7,627
Amortization-investment discount	(245)	(370)
Amortization-debt issuance costs	507	440
Equity-based compensation	14,019	17,187
Non-cash lease expense	450	395
Changes in operating assets and liabilities:
Accounts receivable	(24,471)	(60,155)
Prepaid expenses and other current assets	(47,256)	(43,800)
Other assets	(16)	(23)
Medical expenses payable	181,398	106,946
Accounts payable and accrued expenses	287	5,365
Accrued compensation	(14,725)	(7,577)
Lease liabilities	(544)	(65)
Net cash provided by operating activities	128,682	16,616
Investing Activities:
Purchase of investments	(10,598)	(17,905)
Maturities of investments	18,540	22,695
Acquisition of property and equipment	(7,364)	(8,252)
Net cash provided by (used in) investing activities	578	(3,462)
Financing Activities:
Debt issuance costs	(1,658)	(26)
Proceeds from stock option exercises	2,173	207
Net cash provided by financing activities	515	181
Net increase in cash	129,775	13,335
Cash, cash equivalents and restricted cash at beginning of period	577,937	434,942
Cash, cash equivalents and restricted cash at end of period	$707,712	$448,277
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Supplemental non-cash investing and financing activities:
Acquisition of property in accounts payable	$94	$85
Debt issuance costs in accounts payable	$719	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total above:

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$705,584	$446,184
Restricted cash in other assets	2,128	2,093
Total	$707,712	$448,277
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The balance sheet as of December 31, 2025, included herein, was derived from audited financial statements, but does not include all disclosures required by GAAP. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year-ended December 31, 2025 as filed with the SEC. Furthermore, the condensed consolidated financial statements include the accounts of the Company, our subsidiaries, and three immaterial variable interest entities in which we are the primary beneficiary. All intercompany transactions have been eliminated in consolidation.
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
In addition to net income (loss), the CODM is also provided information on certain significant segment expenses which are presented below:

	Three Months Ended March 31,
	2026	2025
Revenues:	$1,235,197	$926,932
Expenses:
Medical expenses (less depreciation and equity-based compensation)	1,089,283	819,715
Selling, general, and administrative expenses (less equity-based compensation)	108,530	87,796
Other segment expenses (1)	21,906	24,825
Interest expense	4,062	3,950
Net income (loss)	$11,416	$(9,354)
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
Level 1 - Quoted prices in active markets for identical assets or liabilities
Level 2 - Other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability
Level 3 - Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date
The fair value of cash, cash equivalents, restricted cash and U.S. Treasury bills was determined based on Level 1 inputs. The fair value of certificate of deposits, which are recorded in other assets in the condensed consolidated balance sheets, and long-term debt was determined based on Level 2 inputs. There were no assets or liabilities measured at fair value using Level 3 inputs as of March 31, 2026 and December 31, 2025.
Revenue and Accounts Receivable
Earned premium revenue consisted of premium revenue and capitation revenue for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Premium	$1,226,308	$916,622
Capitation	258	1,421
Total	$1,226,566	$918,043
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

In 2025, capitation revenue consisted primarily of capitated fees for medical care services provided by us under arrangements with third-party payors.
Under those arrangements with third-party payors, we received a PMPM payment for a defined member population, and we were responsible for providing health care services to the member population over the contract period. We were solely responsible for the cost of health care services related to the member population and in some cases, we were financially responsible for the supplemental benefits provided by us to the members. We acted as a principal in arranging for and controlling the services provided by our provider network and we were at risk for arranging and providing health care services.
As of January 1, 2026, we no longer have these capitation arrangements with third-party payors.
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
In 2025, we also participated in the CMS “ACO Realizing Equity, Access, and Community Health Model” or “ACO REACH” model, formerly the Direct Contracting Model ("DCE"). CMS served as the claim adjudicator for institutional and specialists care, and directly paid for such fee for service claims. The ACO REACH entity ("ACO") was responsible for the cost of health care services related to the patient population attributed to the ACO by participating in 100% savings/losses via the risk share model and in some cases, were financially responsible for the supplemental benefits provided to the patients. The Company acted as an agent in an arrangement where it was not responsible for arranging and controlling the health care services provided to the ACO members, and for providing certain management and support services with respect to ACO operations. The principal assumed the specified upside and downside financial risks relative to the ACO’s performance. As a result of this arrangement, ACO revenue was recorded on a net basis within other revenue on the condensed consolidated statement of operations. We discontinued our participation in the ACO REACH model as of December 31, 2025. This did not have a material impact to our financial results.
Interest income earned on our cash deposits and short-term investments is included within other revenue on the condensed consolidated statements of operations. Interest income for the three months ended March 31, 2026 and 2025 was $8,003 and $6,499, respectively.
Revenue Adjustments
Payments by CMS to health plans are determined via a competitive bidding process with CMS and are based upon the cost of care in a local market and the average utilization of services by the member enrolled. These payments are subject to periodic adjustments under CMS’ “risk adjustment model,” which compensates health plans based on the health severity and certain demographic factors of each individual member. Members diagnosed with certain conditions are paid at a higher monthly payment than members who are healthier. Under this risk adjustment model, CMS calculates the risk adjustment payment using diagnosis data from hospital inpatient, hospital outpatient, and physician treatment settings. The Company and health care providers collect, capture, and submit the necessary and available diagnosis data to CMS within prescribed deadlines. Premium revenues are subject to adjustments under the risk adjustment model.
Throughout the year, we estimate risk adjustment payments based upon the diagnosis data submitted and expected to be submitted to CMS. Those estimated risk adjustment payments are recorded as an adjustment to premium and capitation revenue. Our risk adjustment data is also subject to review by the government, including audit by regulators.
Our recognized premium revenue for our Medicare Advantage Plans are each subject to a minimum annual medical loss ratio (“MLR”) of 85%. The MLR represents medical costs as a percentage of premium revenue. The Code of Federal Regulations defines what constitutes medical costs and premium revenue, including certain additional expenses related to improving the quality of care provided, and the exclusion of certain taxes and fees, in each case as permitted or required by CMS and applicable regulatory requirements. If the minimum MLR is not met, we are required to remit a portion of the premiums back to the federal government. The amount remitted, if any, is recognized as an adjustment to premium revenues in the condensed consolidated statements of operations. The amounts payable under this provision were immaterial at March 31, 2026 and December 31, 2025.

Medicare Part D payments are also subject to a federal risk corridor program, which limits a health plan’s overall losses or profit if actual spending for basic Medicare Part D benefits is much higher or lower than what was anticipated. Risk corridor adjustments are recorded within premium revenue. The risk corridor provisions compare costs targeted in our bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS making additional payments to us or require us to refund a portion of the premiums we received. We estimate and recognize an adjustment to premium revenue related to these provisions based upon pharmacy claims experience. We record a receivable or payable at the contract level and classify the amount as current or long-term in our condensed consolidated balance sheets based on the timing of expected settlement.
Receivables, including risk adjusted premium due from the government, pharmacy rebates, and other receivables, are shown net of allowances for credit losses and retroactive membership adjustments.
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
In August 2022, the Inflation Reduction Act ("IRA") was signed into law. The law intends to increase tax revenue and reduce Medicare costs through lower prescription drug prices, inflation-based rebates, and increased financial responsibility for certain drug manufacturers. The provisions of the law are set to take effect over seven years from 2023 to 2029. For the three months ended March 31, 2026, we experienced an increase in both Part D premium revenues and medical expenses as a result of the IRA. Our 2026 bid pricing (submitted to CMS in June 2025) and budget reflect the expected impact the IRA will have on our business for fiscal year 2026. There were no material unexpected impacts of the IRA for the three months ended March 31, 2026.

Medical Expenses Payable
Medical expenses payable includes estimates of our obligations for medical care services that have been rendered on behalf of our members, but for which claims have either not yet been received or processed, loss adjustment expense reserve for the expected costs of settling these claims, and for liabilities related to physician, hospital, and other medical cost disputes.
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
Part D Subsidies
We also receive advance payments each month from CMS related to Catastrophic Reinsurance, Manufacturer Discount Program, the Low-Income Member Cost Sharing Subsidy (“Part D Subsidies”), and Select Drug Prepayments related to the Maximum Fair Price Program. Reinsurance subsidies represent funding from CMS for our portion of prescription drug costs that exceed the member’s out-of-pocket threshold or the catastrophic coverage level. Low-income cost sharing subsidies represent funding from CMS for all or a portion of the deductible, the coinsurance and co-payment for low-income beneficiaries. Additionally, the Inflation Reduction Act mandates consumer discounts on most brand-name prescription drugs for Part D plan participants in the initial coverage and catastrophic phases. These discounts are ultimately funded by the pharmaceutical manufacturers. In 2025, the IRA retired the Coverage Gap Discount Program, introduced the Manufacturer Discount Program, and change the members cost thresholds for the catastrophic phase. New in 2026, CMS is providing prepayment to cover liabilities associated with the Maximum Fair Price Program. These program changes and the corresponding changes in prepayments are reflected in our 2026 experience.
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
We record risk-sharing receivables and payables on a gross basis on the condensed consolidated balance sheets. Throughout the year, we evaluate expected losses on risk-sharing receivables and record the resulting expected losses to the reserve. We systematically build and release reserves based on adequacy and its assessment of expected losses on a monthly basis. Credit loss associated with risk share deficit receivables are recorded within medical expense in the condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, we recorded an allowance for credit losses for substantially all of the risk-sharing receivable balance due to collection risk related to the balance. The risk-sharing payable is included within medical expenses payable on the condensed consolidated balance sheets.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits and current and restricted investments with financial institutions. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits.
Equity-Based Compensation
Equity-based compensation expense is measured and recognized based on the grant date fair value of the awards. The grant date fair value of stock options is estimated using the Black-Scholes option pricing model. The grant date fair value of restricted stock units (“RSUs”) and performance stock units ("PSUs") is generally estimated based on the fair value of our underlying common stock on the date of grant. For PSUs with market-based performance conditions, the fair value is determined using a Monte Carlo simulation.
The Black-Scholes option pricing model requires the use of highly subjective assumptions, including the award’s expected term, the fair value of the underlying common stock, the expected volatility of the price of the common stock, risk-free interest rates, and the expected dividend yield of the common stock. The assumptions used to determine the fair value of the stock-based awards are management’s best estimates and involve inherent uncertainties and the application of judgment. The expected term represents the period the stock-based awards are expected to be outstanding. As we did not have sufficient historical experience for determining the expected term of the stock option awards granted, we utilized the simplified method available under GAAP. As we did not have a substantial trading history, volatility assumptions were developed using a combination of the Company's historical volatility and the historical volatilities of a set of peer companies, adjusted for debt-equity leverage. Equity-based compensation expense for awards with service-based vesting only is recognized on a graded vesting schedule over the requisite service period of the awards, which is generally three or four years.
Equity-based compensation expense for PSU awards with Company performance-based vesting is recognized over the requisite service period on a graded vesting schedule and is only recognized when the Company concludes that it is probable that the performance condition(s) will be achieved. At each reporting period, the Company reassesses the probability of achieving the performance criteria. Determining whether the performance criteria will be achieved involves judgment, and the estimate of share-based compensation expense may be revised periodically based on changes in the probability of achieving the performance criteria. Revisions are reflected in the period in which the estimate is changed. We account for forfeitures as they occur. For PSU awards with market-based performance conditions, equity-based compensation expense for each performance tranche is recognized on a straight-line basis over the requisite service period. As the grant date fair value is derived using a Monte Carlo simulation, the probability of meeting the market-based performance conditions is factored into the fair value and no reassessment is required.
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
The following table sets forth the computation of basic and diluted net income or loss per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss)	$11,416	$(9,354)
Less: Net loss attributable to noncontrolling interests	—	240
Net income (loss) attributable to Alignment Healthcare, Inc.	$11,416	$(9,114)
Denominator:
Total weighted-average common shares outstanding	205,356,397	193,653,028
Less: Restricted shares of common stock	—	(46,590)
Total weighted-average common shares outstanding, net of restricted shares of common stock - basic	205,356,397	193,606,438

Dilutive effect of:
Stock options	1,397,763	—
RSUs	6,374,071	—
Shares used to compute diluted income (loss) per common share	213,128,231	193,606,438

Net income (loss) per share:
Basic income (loss) per share	$0.06	$(0.05)
Diluted income (loss) per share	$0.05	$(0.05)
Options outstanding that are antidilutive and therefore not factored into the weighted average common shares above were 3,148 for the three months ended March 31, 2026. RSUs outstanding that are antidilutive and therefore not factored into the weighted average common shares above was 9,911 for the three months ended March 31, 2026. Shares used to compute diluted income (loss) per common shares also excludes 23,768,341 potentially outstanding shares related to our convertible senior notes, as these had an antidilutive effect on diluted income (loss) per share. Additionally, we excluded all PSUs as the performance targets have not yet been achieved as of March 31, 2026. See Note 10, Equity-Based Compensation.
Basic net income (loss) per share is the same as diluted net income (loss) per share for periods in which we recorded a net loss as the inclusion of all potentially dilutive shares would have been anti-dilutive.
Recent Accounting Pronouncements Issued
In December 2025, the FASB issued ASU 2025-11 "Interim Reporting (Topic 270): Narrow-Scope Improvements", which clarifies and reorganizes existing U.S. GAAP guidance for interim financial reporting without changing the underlying disclosure requirements. The update refines the scope of Topic 270 to apply to entities that present a complete set of interim financial statements (or condensed financial statements with accompanying notes) and introduces a more principles-based disclosure objective focused on reporting material changes since the most recent annual reporting period. It also consolidates and streamlines interim disclosure guidance—previously dispersed across various topics—into a more accessible framework within Topic 270, with the goal of improving consistency and usability in practice while avoiding unnecessary repetition of annual disclosures. ASU 2025-11 is effective for public business entities for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements.
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
3. Fair Value
The following tables present the carrying value and fair value of these financial instruments as of March 31, 2026 and December 31, 2025:

	March 31, 2026
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
U.S. Treasury bills	$21,759	$21,757	$—	$—
Certificate of deposits	2,349	—	2,349	—
Total	$24,108	$21,757	$2,349	$—

	December 31, 2025
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
U.S. Treasury bills	$29,456	$29,465	$—	$—
Certificate of deposits	2,345	—	2,345	—
Total	$31,801	$29,465	$2,345	$—
The Company estimates the fair value of its convertible senior notes based on valuations provided by third-party pricing services. Fair value of the long-term debt as of March 31, 2026 was approximately $458,807. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy. As of December 31, 2025, the fair value of our long-term debt was approximately $514,614.
The carrying value of long-term debt represents the outstanding balance, net of unamortized debt issuance costs which was $323,616 and $323,176 as of March 31, 2026 and December 31, 2025, respectively.
Our nonfinancial assets and liabilities, which include goodwill, intangible assets, property, and equipment, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess these assets for impairment. No such impairment resulted during the three months ended March 31, 2026. We recorded an impairment charge related to goodwill as of December 31, 2025. See Note 6, Goodwill and Intangible Assets.

U.S. Treasury Securities Investments
As of March 31, 2026 and December 31, 2025, the Company had $20,707 and $28,413, respectively, of investments in U.S. Treasury bills, which were classified as held to maturity and carried at amortized cost. These investments are included in short-term investments in the condensed consolidated balance sheets as the original maturities are greater than three months and less than twelve months. The Company has the intent and ability to hold these securities to maturity and gross unrecognized gains and losses were immaterial.
Restricted Investments
Restricted investments are composed of investments in U.S. Treasury bills and certificates of deposits and are included within other assets in the condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the Company had $1,052 and $1,043 of restricted investments in U.S. Treasury bills and $2,349 and $2,345 of restricted investments in certificates of deposits, respectively. The Company has the intent and ability to hold these investments until maturity; therefore, these investments are stated at amortized cost. Restricted investments are required to be maintained at a financial institution within certain states. As of March 31, 2026 and December 31, 2025, these investments had maturities with less than 12 months. Due to the nature of the state's requirements, these assets are classified as noncurrent assets regardless of the contractual maturity date.
Money Market Funds
As of March 31, 2026 and December 31, 2025, the Company had $257,215 and $216,155, respectively, in money market funds, which are recorded at fair value and included in cash and cash equivalents in the consolidated balance sheet.
4. Accounts Receivable
Accounts receivable consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Government receivables	$100,717	$52,411
Pharmacy rebate receivables	161,353	179,196
Other receivables	15,608	22,433
Total accounts receivable	277,678	254,040
Allowance for credit losses	—	(833)
Accounts receivable, net	$277,678	$253,207
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
We recorded no credit losses related to accounts receivable during the three months ended March 31, 2026 and 2025, respectively. The amounts were recorded in selling general, and administrative expenses in the condensed consolidated statements of operations.

5. Property and Equipment
Property and equipment consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Computers and equipment	$14,030	$13,815
Office equipment and furniture	4,388	4,338
Software	224,349	218,023
Leasehold improvements	6,224	6,224
Construction in progress	1,829	983
Subtotal	250,820	243,383
Less accumulated depreciation	(186,953)	(179,132)
Property and equipment-net	$63,867	$64,251
Depreciation expense for the three months ended March 31, 2026 and March 31, 2025 was $7,862 and $6,993, respectively, of which $23 and $33, respectively, were included in medical expenses.
6. Goodwill and Intangible Assets
Intangible assets consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026
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
Amortization expense relating to intangible assets for the three months ended March 31, 2026 and 2025, was $0 and $634, respectively. Included within the amortization balance for the three months ended March 31, 2025 was $634 in impairment charges related to the remeasurement of goodwill associated with one of our subsidiaries.

7. Medical Expenses Payable
The following table is a detail of medical expenses payable as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Claims incurred but not paid	$348,130	$297,368
Capitation and risk-sharing payable	111,784	85,083
Other	196,053	92,118
Medical expenses payable	$655,967	$474,569
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
The following table presents components of the change in medical expenses payable as of March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Claims incurred but not paid - beginning balance	$297,368	$168,357
Incurred related to:
Current year	400,763	282,332
Prior years	(22,232)	(14,596)
Total incurred, net of reinsurance	378,531	267,736
Payments related to:
Current year	139,311	123,768
Prior years	188,458	115,389
Total payments, net of reinsurance	327,769	239,157
Claims incurred but not paid - ending balance	348,130	196,936
Capitation payable, risk-sharing payable, and other	307,837	199,798
Total medical expenses payable	$655,967	$396,734
We re-examine previously established outstanding claims reserve estimates based on actual claims submissions and other changes in facts and circumstances. We recognized a favorable prior year development, excluding provision for adverse deviation, of $8,379 and $5,951 for the three months ended March 31, 2026 and March 31, 2025, respectively. The favorable prior year development was primarily due to better-than-expected claims recoveries and actual claims expense being less than expected.

8. Long-Term Debt
Long-term debt is recorded at carrying value in the condensed consolidated balance sheets. The carrying value of long-term debt outstanding, net of unamortized debt issuance costs, consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Long-term debt	$330,000	$330,000
Less unamortized debt issuance costs	(6,384)	(6,824)
Long-term debt-net of amortization	323,616	323,176
Less current maturities of long-term debt	—	—
Long-term debt - net of current portion	$323,616	$323,176
Convertible Senior Notes
On November 22, 2024 the Company completed the sale of $330,000 of our 4.25% Convertible Senior Notes (the “Notes”). The Notes were issued pursuant to an indenture (the “Indenture”), dated as of November 22, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). The Notes are senior, unsecured obligations of the Company, and interest will be payable semi-annually in arrears at a rate of 4.25% per annum beginning on May 15, 2025. The Notes will mature on November 15, 2029, unless earlier repurchased, redeemed or converted in accordance with their terms. The net cash proceeds from the sale of the Notes was approximately $321,100, after subtracting fees, discounts and estimated expenses in connection with the transaction.

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
Future maturities under the Notes for each of the next five years ending March 31, are as follows:

Amount
Remainder of 2026	$—
2027	—
2028	—
2029	330,000
2030	—
$330,000

Revolving Credit Facility
On February 26, 2026 (the “Effective Date”), the Company, Alignment Healthcare USA, LLC, an indirect wholly owned subsidiary of the Company (the “Borrower”) and certain other subsidiaries of the Company (together with the Company and the Borrower, the “Borrower Parties”) entered into a Credit Agreement with Citibank, N.A., as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement matures on February 26, 2029, and provides for a $200,000 senior secured revolving credit facility (the “Credit Facility”), with sublimits of up to $20,000 for the issuance of letters of credit and $5,000 for swingline loans. Subject to meeting certain customary conditions, the Borrower may request an increase to the commitments under the Credit Facility or to establish one or more new term loan facilities by up to an amount equal to the greater of $50,000 or 100% of the Borrower Parties’ Consolidated EBITDA (as defined in the Credit Agreement) for the most recently completed four fiscal quarters of the Borrower Parties for which financial statements have been delivered.
Borrowings under the Credit Facility may be used for permitted acquisitions, working capital, the payment of fees, costs and expenses incurred in connection with the Credit Agreement and other general corporate purposes. The Borrower did not borrow any amounts under the Credit Facility as of the Effective Date.
Loans under the Credit Facility will bear interest at a floating rate, which can be either, at the Borrower’s option, (a) Term SOFR (as defined in the Credit Agreement) plus an applicable margin that ranges from 2.0% to 2.5% per annum with respect to Term SOFR loans or (b) a Base Rate (as defined in the Credit Agreement) plus an applicable margin that ranges from 1.0% to 1.5% per annum with respect to Base Rate loans, based on the consolidated senior secured leverage ratio for the Borrower Parties and their affiliates, as calculated in accordance with the Credit Agreement. The Borrower is also required to pay certain fees in connection with the Credit Agreement, including commitment fees on a quarterly basis in respect of the unutilized portion of the commitments under the Credit Agreement and certain fees to each of the lenders upon the effectiveness of the Credit Agreement. The Borrower may voluntarily repay outstanding borrowings under the Credit Facility at any time, without premium or penalty.
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
The Borrower’s obligations under the Credit Agreement are guaranteed by the Company and certain subsidiaries of the Company and secured by substantially all of the assets of the Borrower, the Company and such subsidiaries of the Company, subject to customary exceptions. None of the Company’s health plan subsidiaries or other regulated entities are guarantors under the Credit Agreement and the equity in such subsidiaries was not pledged. The Credit Agreement contains customary representations and warranties, as well as affirmative and negative covenants. Negative covenants include, among others, customary covenants that restrict the ability of the Company and its subsidiaries, without the approval of requisite lenders, to engage in certain fundamental transactions, incur debt and liens, enter into transactions with affiliates and make certain restricted payments and restricted investments, in each case, as set forth in the Credit Agreement and subject to certain thresholds and exceptions. The Credit Agreement also contains other customary covenants and events of default for secured credit facilities of this type. Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to the lenders, the obligations under the Credit Agreement may be accelerated. As of March 31, 2026, there was no outstanding debt under the credit facility and we were in compliance with all financial covenants.
9. Income Taxes
For the three months ended March 31, 2026 and 2025, we recorded income tax expense of $25 and $21, respectively. The change in tax for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025 is primarily attributable to a change in state taxes. Our future effective tax rate may vary from the statutory tax rate primarily due to changes in our valuation allowance, state taxes, and excess executive compensation.
We have federal and state cumulative net operating losses ("NOLs") as of March 31, 2026 and December 31, 2025. Given the history of losses, and after consideration for the risk associated with estimates of future taxable income, we established a full valuation allowance against net deferred tax assets at March 31, 2026 and 2025. Under the Tax Cuts and Jobs Act

(“TCJA”), federal NOLs generated after 2017 will be carried forward indefinitely but are limited to an 80% deduction of taxable income. NOLs generated prior to 2018 have a 20-year carryforward period and can be used to offset 100% of taxable income. An exception to the TCJA federal NOL rule applies to certain of our subsidiaries and requires all NOLs generated from those entities to have a 20-year carryforward period and offset 100% of taxable income. For the year ended December 31, 2025 federal and state NOL carryforwards were $617,001 and $531,012, respectively. $95,332 of the total federal net operating loss carryforwards have an indefinite life while the remaining federal and state net operating loss carryforwards begin to expire in 2033 if not utilized. On June 27, 2024, California Senate Bill 167 (“SB 167”) was enacted into law, suspending California NOL utilization for taxpayers with more than $1 million of taxable income, effective for tax years 2024, 2025, and 2026. SB 167 includes an extended carryover period for the suspended NOLs with an additional year carryforward for each year of suspension. The Company will continue to monitor this legislation and its impact on our deferred tax assets.
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
The One Big Beautiful Bill Act (“OBBB Act”) was enacted on July 4, 2025 in the United States. The OBBB Act includes several significant provisions, including re-establishing a 100% bonus depreciation deduction, re-establishing rules in calculating business interest expense limitations pursuant to §163(j), and removing the capitalization requirements for domestic research or experimental (“R&E”) expenditures paid or incurred in tax years beginning after December 31, 2024. We have considered applicable tax impact of the OBBB Act within the 2026 financial statements.
10. Equity-Based Compensation
Equity Awards
Stock Options
Our outstanding stock options generally vest 25% annually over four years and generally expire 10 years from the date of the grant. The 2021 Equity Incentive Plan (“Plan”)provides that stock option grants will be made with an exercise price at no less than the estimated fair value of common stock at the date of the grant.
The following is a summary of the stock option transactions as of and for the three months ended March 31, 2026:

	Stock Options Outstanding
(amounts in thousands, except shares and per share amount)	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2025	7,408,212	$17.05	5.28	$20,001
Options granted	—	—
Options exercised	(137,087)	15.85
Options forfeited / expired	(216,537)	18.00
Balances as of March 31, 2026	7,054,588	17.05	5.03	6,477
Vested and Exercisable as of March 31, 2026	7,040,009	$17.16	5.03	$6,390
Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of our common stock. The aggregate intrinsic value of options exercised for the three months ended March 31, 2026 was $282. No options were granted during the three months ended March 31, 2026.

Restricted Stock Units
Our outstanding Restricted Stock Units ("RSU") generally vest 33% annually over three years or 25% annually over four years.
The following is a summary of RSU transactions as of and for the three months ended March 31, 2026:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2025	9,356,689	$10.49
Granted	2,613,707	17.21
Vested	(2,699,553)	8.91
Forfeited	(286,686)	11.97
Unvested and outstanding as of March 31, 2026	8,984,157	$12.87
Performance-based Restricted Stock Units ("PSUs")
Generally, for our outstanding PSUs, each grantee is eligible to vest in a number of PSUs ranging from 0% to 200% of the target number of PSUs granted, based on the aggregated achievement by the Company of certain performance metrics during the applicable performance period. The achievement of PSUs relative to the approved target is based on the following performance metrics and relative weighting: Revenue (50% weighting) and Adjusted EBITDA (50% weighting). 100% of the total number of earned PSUs will become vested upon certification of achievement of the performance metrics by the Compensation Committee on or about March 1st following the end of the applicable performance period, subject to continued service to the Company through such date.
Market-based PSUs
On February 24, 2026 (the “Grant Date”), the Board of Directors of the Company approved the grant of certain PSUs to John Kao, the Company’s Chief Executive Officer (the “PSU Award”), under the Company’s 2021 Equity Incentive Plan.
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

The following is a summary of PSU transactions for the three months ended March 31, 2026:

	Performance-based restricted stock units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2025	1,685,407	$9.35
Granted	1,792,525	15.62
Vested	—	—
Forfeited	—	—
Unvested and outstanding as of March 31, 2026	3,477,932	$12.58
Equity-Based Compensation Expense
Total equity-based compensation expense was presented on the statement of operations as follows:

	Three Months Ended March 31,
(amounts in thousands)	2026	2025
Selling, general and administrative expenses	$12,608	$16,035
Medical expenses	1,411	1,152
Total equity-based compensation expense	$14,019	$17,187
As of March 31, 2026, there was $105,474 in unrecognized compensation expense related to all non-vested awards (Options, RSUs and PSUs) that will be recognized over the weighted-average period of 2.04 years.
11. Regulatory Requirements and Restricted Funds
Our health plans or risk-bearing entities are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which it operates.
Risk-Based Capital
The National Association of Insurance Commissioners has adopted rules, which, if implemented by the states, set minimum capitalization requirements for insurance companies, health maintenance organizations ("HMOs"), and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital ("RBC") rules, which may vary from state to state. Certain states in which our health plans or risk-bearing entities operate have adopted the RBC rules. Our health plans or risk-bearing entities were in compliance with the RBC requirements as of March 31, 2026.
Tangible Net Equity
Our health plans in California are required to comply with the tangible net equity ("TNE") requirements. The required amount is 150% of the larger of: (1) $1,000; (2) the sum of 2% of the first $150,000 of annualized premium revenue and 1% of annualized premium revenue in excess of $150,000; or (3) 8% of the first $150,000 of annualized health care expenditures except those paid on a capitated or managed hospital payment basis, plus 4% of  the annualized health care expenditures in excess of $150,000, except those paid on a capitated or managed hospital payment basis, plus 4% of annualized hospital expenditures paid on a managed hospital payment basis. For newer health plans, through the first three years immediately following the health plan’s operational start date, the required amount is 200% of the larger of the TNE calculation described above. We were in compliance with the TNE requirements as of March 31, 2026.
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
We may be involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate resolution of legal proceedings is not expected to have a material adverse effect on the condensed consolidated financial statements. Amounts accrued for legal proceedings were not material as of March 31, 2026 and December 31, 2025.
Risk Adjustment Data Validation Audit
On June 25, 2025, the Company was notified that its California HMO plan had been selected for an audit of Medicare Advantage contract-specific risk adjustment data validation (“RADV”) with respect to payment year 2019. CMS conducts RADV audits in order to validate the coding practices of and supporting documentation maintained by health care providers and such audits may result in retrospective adjustments to payments made to the Company’s health plans. Under CMS’s final rule issued in 2023, CMS announced its intent to apply a revised methodology, including extrapolated audit findings to estimate contract-wide overpayments and without application of the previously employed “fee-for-service adjuster” that accounted for the error rate in the original Medicare data that CMS used to develop the risk adjustment model.  Additionally, in May 2025, CMS announced a significant expansion to its RADV audit program, stating, among other things, that it intended to conduct RADV audits with extrapolation on all eligible MA plans on an annual basis and that it would accelerate the timetable for clearing its backlog of audits with respect to payment years 2018-24. However, on September 25, 2025, a Federal District Court in Texas vacated CMS’s final rule regarding extrapolation of results of RADV audits for payment years beginning with payment year 2018. As of March 31, 2026, the Company is in the process of collecting and reviewing medical records with respect to the member cohort selected for the RADV audit. The Company is continuing to monitor developments with respect to these audits and continuing to assess their potential impact.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our audited financial statements and the accompanying notes as well as “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025 (our "Annual Report"), as well as our unaudited condensed consolidated financial statements and related notes presented herein in Part I, Item 1 included elsewhere in this Quarterly Report. Unless the context otherwise indicates or requires, the terms “we”, “our” and the “Company” as used herein refer to Alignment Healthcare, Inc. and its consolidated subsidiaries.
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
We have grown Health Plan Membership, which we define as members enrolled in our health maintenance organization ("HMO") and preferred provider organization ("PPO") contracts (the "Alignment Health Plan"), from approximately 13,000 members at inception to 284,800 members as of March 31, 2026, representing a 30% compound annual growth rate. Our ultimate goal is to bring this differentiated, advocacy-driven healthcare experience to millions of senior consumers in the United States and to become the most trusted senior healthcare brand in the country.
For the 2026 plan year, Alignment offers plans in 45 markets across California (22 markets), North Carolina (16 markets), Nevada (2 markets), Arizona (3 markets) and Texas (2 markets). There are approximately 8.4 million Medicare-eligible seniors in our current markets.
Factors Affecting Our Performance
Our unique clinical model, led by employed clinical teams known as Care Anywhere, acts upon insights derived from our proprietary technology platform, AVA. This integration between our technology and employed care model is a key element of our business with capabilities that we expect to impact our future performance. AVA’s data insights, combined with the clinical control of our care model, enable us to personalize and manage our member relationships, care quality, and to coordinate and manage risk with our provider partners. AVA’s unified platform, analytical tools and data across the healthcare ecosystem enable us to produce consistent outcomes, unit economics and support new member growth. Additionally, our historical financial performance has been, and we expect our financial performance in the future will be, driven by our ability to:
•Capitalize on Our Existing Market Growth Opportunity: Our ability to attract and retain members to grow in our existing markets depends on our ability to offer a superior value proposition. We routinely take market share from large established players in highly competitive markets, a key source of our health plan membership growth in excess of the industry average. We believe that there are still significant opportunities for future growth even in some of our most mature markets where we have approximately 10-30% market share. As of March 31, 2026, we have approximately 284,800 Health Plan Members, which, according to CMS data, represent only 6% market share of Medicare Advantage enrollees in our markets.

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

Executive Summary
The following table presents key financial statistics for the periods indicated:

	Three Months Ended March 31,
(dollars in '000's, except percentages)	2026	2025	% Change
Health plan membership (at period end)	284,800	217,500	30.9%
Medical benefits ratio	88.2%	88.4%	(0.2)%
Revenues	$1,235,197	$926,932	33.3%
Income (loss) from Operations	$15,503	$(5,393)	387.5%
Net income (loss)	$11,416	$(9,354)	222.0%
Adjusted EBITDA(1)	$37,851	$20,178	87.6%
Adjusted gross profit (1)	$145,914	$107,217	36.1%
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
As of January 1, 2026, we no longer participate in the ACO Reach program.
Adjusted Gross Profit and Medical Benefits Ratio
Adjusted gross profit is a non-GAAP financial measure that we define as income (loss) from operations before depreciation and amortization, medical equity-based compensation expense, and selling, general, and administrative expenses. Adjusted gross profit is a key measure used by our management and Board to understand and evaluate our operating performance and trends before the impact of our consolidated selling, general and administrative expenses.
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
Adjusted gross profit is reconciled as follows:

	Three Months Ended March 31,
	2026	2025
(dollars in thousands)
Income (loss) from operations	$15,503	$(5,393)
Add back:
Equity-based compensation (medical expenses)	1,411	1,152
Depreciation (medical expenses)	23	33
Depreciation and amortization(1)	7,839	7,594
Selling, general, and administrative expenses	121,138	103,831
Total add back	130,411	112,610
Adjusted gross profit	$145,914	$107,217
(1)Amortization expense for the three months ended March 31, 2025 includes $0.6 million in impairment expense related to the remeasurement of goodwill associated with one of our subsidiaries.

We calculate our MBR by dividing total medical expenses, excluding depreciation, and medical equity-based compensation, by total revenues in a given period. We believe our MBR is an indicator of our adjusted gross profit margin for our Medicare Advantage plans and demonstrates the ability of our clinical model to produce differentiated outcomes by identifying and providing targeted care to our high-risk members resulting in improved member health and reduced total population medical expenses. We expect that this metric may fluctuate over time due to a variety of factors, including our pace of new member growth given that new members typically join Alignment with higher MBRs, while our model has demonstrated an ability to improve MBR for a given cohort over time.
We determine, on an annual basis, whether we have satisfied the CMS minimum Medical Loss Ratio of 85%. As part of this process, adjustments are made to the MBR calculation to include certain additional expenses related to improving the quality of care provided, and to exclude certain taxes and fees, in each case as permitted or required by CMS and applicable regulatory requirements.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) before interest expense, income taxes, depreciation and amortization expense, certain litigation costs, and equity-based compensation expense. Adjusted EBITDA is a key measure used by our management and our Board to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operating plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA provides useful measures for period-to-period comparisons of our business, as we do not consider the excluded items to be part of our ongoing results of operations. Given our intent to continue to invest in our platform and the scalability of our business in the short to medium-term, we believe Adjusted EBITDA over the long term will be an important indicator of value creation.
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
Adjusted EBITDA is reconciled as follows:

	Three Months Ended March 31,
	2026	2025
(dollars in thousands)
Net income (loss)	$11,416	$(9,354)
Less: Net loss attributable to noncontrolling interest	—	240
Adjustments:
Interest expense	4,062	3,950
Depreciation and amortization(1)	7,862	7,627
Income taxes	25	21
Equity-based compensation(2)	14,019	17,187
Litigation costs (3)	467	507
Adjusted EBITDA	$37,851	$20,178

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

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2026	2025
(dollars in thousands)
Revenues:
Earned premiums	$1,226,566	$918,043
Other	8,631	8,889
Total revenues	1,235,197	926,932
Expenses:
Medical expenses	1,090,717	820,900
Selling, general, and administrative expenses	121,138	103,831
Depreciation and amortization	7,839	7,594
Total expenses	1,219,694	932,325
Income (loss) from operations	15,503	(5,393)
Other expenses:
Interest expense	4,062	3,950
Other expenses (income), net	—	(10)
Total other expense	4,062	3,940
Income (loss) before income taxes	11,441	(9,333)
Provision for income taxes	25	21
Net income (loss)	$11,416	$(9,354)
Less: Net loss attributable to noncontrolling interest	—	240
Net income (loss) attributable to Alignment Healthcare, Inc.	$11,416	$(9,114)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2026	2025
(% of revenue)
Revenues:
Earned premiums	99.3%	99.0%
Other	0.7	1.0
Total revenues	100.0	100.0
Expenses:
Medical expenses	88.3	88.6
Selling, general and administrative expenses	9.8	11.2
Depreciation and amortization	0.6	0.8
Total expenses	98.7	100.6
Income (loss) from operations	1.3	(0.6)
Other expenses:
Interest expense	0.3	0.4
Other expenses (income), net	—	—
Total other expense	0.3	0.4
Income (loss) before income taxes	1.0	(1.0)
Provision for income taxes	—	—
Net income (loss)	1.0	(1.0)
Less: Net income (loss) attributable to noncontrolling interest	—	—
Net income (loss) attributable to Alignment Healthcare, Inc.	1.0%	(1.0)%

Revenues

	Three Months Ended March 31,		Change
	2026	2025	$	%
(dollars in thousands)
Revenues:
Earned premiums	$1,226,566	$918,043	$308,523	33.6%
Other	8,631	8,889	(258)	(2.9)%
Total revenues	$1,235,197	$926,932	$308,265	33.3%
Earned Premiums. Earned premium revenues were $1,226.6 million and $918.0 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $308.5 million or 33.6%. The increase was primarily driven by growth in our Health Plan membership, which increased 30.9% between March 31, 2025 and March 31, 2026. The increase in revenue per member per month is attributable to 2026 increases in the CMS benchmark rates and Part D direct subsidy.
Other Revenue. Other revenue decreased $0.3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, a decrease of 2.9%. The decrease is mainly attributable to the Company no longer participating in the ACO Reach program and a decrease in revenue from services provided to third-party providers. This decrease was offset by an increase in our average interest earning cash balances and current investments. Cash and cash equivalents, and other current investments were $726.3 million as of March 31, 2026 compared to $479.5 million as of March 31, 2025.

Expenses

	Three Months Ended March 31,		Change
	2026	2025	$	%
(dollars in thousands)
Expenses:
Medical expenses	$1,090,717	$820,900	$269,817	32.9%
Selling, general and administrative expenses	121,138	103,831	17,307	16.7%
Depreciation and amortization	7,839	7,594	245	3.2%
Total expenses	$1,219,694	$932,325	$287,369	30.8%

Medical Expenses. Medical expenses were $1,090.7 million and $820.9 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $269.8 million, or 32.9%. The increase was driven primarily by the growth in Alignment’s Health Plan membership, which increased 30.9% between March 31, 2025 and March 31, 2026. The increase was also due to higher benefits for members in certain plans and an increase in unit costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $121.1 million and $103.8 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $17.3 million, or 16.7%. The increase was primarily due to an increase in ongoing investments and expenditures in operations, technology, network development, and sales and marketing to drive the growth of Alignment's Health Plan membership. Selling, general, and administrative expenses as a percentage of revenue decreased from 11% to 10% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to economies of scale gained from Alignment's membership growth and a reduction in equity-based compensation.
Depreciation and Amortization. Depreciation and amortization expense was $7.8 million and $7.6 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $0.2 million, or 3.2%. The increase was primarily due to the amount and timing of our capital expenditures and the associated depreciation relative to 2025. The increase was offset by a decrease in amortization expense. For the three months ended March 31, 2025, we recorded impairment expense of $0.6 million related to the remeasurement of goodwill associated with one of our subsidiaries. The goodwill impairment was recorded to amortization expense.
Other Expenses
Interest expense. Interest expense was $4.1 million and $4.0 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $0.1 million or 2.5%. The increase in interest expense was mainly attributable to an increase in debt issuance cost amortization related to the Revolving Credit Facility that was entered into in February 2026.
Other income, net. Other income was $0.0 million for the three months ended March 31, 2026 and 2025.
Liquidity and Capital Resources
General
To date, we have financed our operations principally through our IPO, private placements of our equity securities, revenues, and convertible notes (described below). As of March 31, 2026, we had $726.3 million in cash, cash equivalents and short-term investments.
We operate as a holding company in a highly regulated industry. Alignment Healthcare, Inc., the parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. As of March 31, 2026, the operating parent company (an indirect wholly owned subsidiary of the parent company) had $135.8 million in cash, cash equivalents and short-term investments.
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
Certain states in which we operate as a CMS-licensed Medicare Advantage company may require us to meet certain capital adequacy performance standards and tests. The National Association of Insurance Commissioners has adopted rules which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for healthcare coverage. The requirements take the form of risk-based capital (“RBC”) rules, which may vary from state to state. Certain states in which our health plans or risk bearing entities operate have adopted the RBC rules. Other states in which our health plans or risk bearing entities operate have chosen not to adopt the RBC rules, but instead have designed and implemented their own rules regarding capital adequacy, such as the tangible net equity ("TNE") requirements for our health plans in California. As of March 31, 2026, our health plans or risk-bearing entities were in compliance with the minimum capital requirements.
Convertible Senior Notes
On November 22, 2024 (the "Effective Date"), the Company completed the sale of $330.0 million of its 4.25% Convertible Senior Notes (the "Notes"). The Notes were issued pursuant to an indenture (the "Indenture"), dated as of November 22, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (the "Trustee"). The Notes are senior, unsecured obligations of the Company, and interest will be payable semi-annually in arrears at a rate of 4.25% per annum beginning on May 15, 2025. The Notes will mature on November 15, 2029, unless earlier repurchased, redeemed or converted in accordance with their terms. The net cash proceeds from the sale of the Notes was approximately $321.1 million, after subtracting fees, discounts and estimated expenses in connection with the transaction.
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
Revolving Credit Facility
On February 26, 2026 (the “Effective Date”), the Company, Alignment Healthcare USA, LLC, an indirect wholly owned subsidiary of the Company (the “Borrower”) and certain other subsidiaries of the Company (together with the Company and the Borrower, the “Borrower Parties”) entered into a Credit Agreement with Citibank, N.A., as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement matures on February 26, 2029, and provides for a $200.0 million senior secured revolving credit facility (the “Credit Facility”), with sublimits of up to $20.0 million for the issuance of letters of credit and $5.0 million for swingline loans. Subject to meeting certain customary conditions, the Borrower may increase the commitments under the Credit Facility or establish one or more new term loan facilities by up to an amount equal to the greater of $50.0 million or 100% of the Borrower Parties’ Consolidated EBITDA (as defined in the Credit Agreement) for the most recently completed four fiscal quarters of the Borrower Parties for which financial statements have been delivered.
Borrowings under the Credit Facility may be used for permitted acquisitions, working capital, the payment of fees, costs and expenses incurred in connection with the Credit Agreement and other general corporate purposes. The Borrower did not borrow any amounts under the Credit Facility as of the Effective Date.
Loans under the Credit Facility will bear interest at a floating rate, which can be either, at the Borrower’s option, (a) Term SOFR (as defined in the Credit Agreement) plus an applicable margin that ranges from 2.00% to 2.5% per annum with respect to Term SOFR loans or (b) a Base Rate (as defined in the Credit Agreement) plus an applicable margin that ranges from 1.0% to 1.5% per annum with respect to Base Rate loans, based on the consolidated senior secured leverage ratio for the Borrower Parties and their affiliates, as calculated in accordance with the Credit Agreement. The Borrower is also required to pay certain fees in connection with the Credit Agreement, including commitment fees on a quarterly basis in respect of the unutilized portion of the commitments under the Credit Agreement and certain fees to each of the lenders upon the effectiveness of the Credit Agreement. The Borrower may voluntarily repay outstanding borrowings under the Credit Facility at any time, without premium or penalty.
The Credit Agreement includes financial covenants that require us to maintain, as of the last day of each fiscal quarter (commencing with the fiscal quarter ending June 30, 2026), (i) a ratio of senior secured indebtedness that is not subordinated in right of payment to the obligations under the Credit Agreement to Consolidated EBITDA (as defined in the Credit Agreement) for the period of four consecutive fiscal quarters ended on such date, of not more than 2.5 to 1.0 and (ii) Consolidated EBITDA for the period of four consecutive fiscal quarters ended on such date, of amounts specified in the Credit Agreement starting from $60.0 million as of June 30, 2026, increasing to $70.0 million as of June 30, 2027, and $80.0 million as of June 30, 2028 and each fiscal quarter thereafter.
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

Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Net cash provided by operating activities	$128,682	$16,616
Net cash provided by (used in) investing activities	578	(3,462)
Net cash provided by financing activities	515	181
Net change in cash	129,775	13,335
Cash, cash equivalents and restricted cash at beginning of period	577,937	434,942
Cash, cash equivalents and restricted cash at end of period	$707,712	$448,277
Operating Activities
For the three months ended March 31, 2026, net cash provided by operating activities was $128.7 million, an increase of $112.1 million compared to net cash provided by operating activities of $16.6 million for the three months ended March 31, 2025. The increase is mainly attributable to an increase in membership and net income, an increase in medical expense payables related to the timing of our payments, and the timing of accounts receivable settlements. This increase was partially offset by an increase in accrued compensation and prepaid expenses and other current assets.
Investing Activities

For the three months ended March 31, 2026, net cash provided by investing activities was $0.6 million, an increase of $4.1 million compared to net cash used in investing activities of $3.5 million for the three months ended March 31, 2025. The increase primarily relates to a decrease in investment purchases during the three months ended March 31, 2026. This increase was partially offset by a decrease in investment maturities.
Financing Activities
For the three months ended March 31, 2026, net cash provided by financing activities was $0.5 million, an increase of $0.3 million, compared to net cash provided by financing activities of $0.2 million for the three months ended March 31, 2025. The increase is primarily attributable to an increase in proceeds from stock option exercises for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was offset by an increase in debt issuance costs related to the revolving credit facility.
Material cash requirements from known contractual and other obligations
There have been no material changes to our contractual obligations disclosed in our Annual Report.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2026.
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
Interest Rate Risk
As of March 31, 2026, we had $21.8 million of U.S. Treasury bills which were classified as held to maturity and had maturities less than twelve months. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe that our exposure to interest rate risk on these investments is not significant. We do not enter into investments for trading purposes.
In February 2026, we entered into a senior secured revolving credit facility of up to $200.0 million. This agreement exposes us to risks associated with market changes in interest rates through our revolving credit facility agreement, and variability in interest payments due to changes in SOFR interest rates. We manage our exposure to this market risk by monitoring available financial alternatives.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures:
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2026.
Changes to our Internal Controls over Financial Reporting:
There were no material changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Rule 10b5-1 Plans

During the fiscal quarter ended March 31, 2026, our executive officers and directors adopted or terminated, as applicable, the following trading arrangements that are intended to satisfy the affirmative defense of Rule 10b5-1(c):

Name & Title	Date of Adoption	Date of Termination	Duration of Trading Arrangement	Maximum Number of Securities to be Sold(1)
Dawn Maroney, President	3/13/2026	N/A	7/15/2026 – 6/30/2027	942,729
Hyong (Ken) Kim, M.D., Chief Medical Officer	3/13/2026	N/A	6/12/2026 - 3/5/2027	139,389
Sebastian Burzacchi, Chief Operating Officer - MSO	3/13/2026	N/A	6/12/2026 - 3/31/2027	32,920
Joseph Konowiecki, Chairman of the Board	3/4/2026	N/A	6/3/2026 - 6/3/2027	100,000
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

10.1
Credit Agreement dated as of February 26, 2026, among Alignment Healthcare USA, LLC, as borrower, the Company, certain subsidiaries of the Company, Citibank, N.A., as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K filed on February 27, 2026).

10.2+
Performance Share Unit Award Agreement dated as of February 24, 2026, by and between the Company and John Kao (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed on February 27, 2026).

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

Alignment Healthcare, Inc.

Date: April 30, 2026	By:	/s/ John Kao
John Kao
Chief Executive Officer

Date: April 30, 2026	By:	/s/ James M. Head
James M. Head
Chief Financial Officer