Form 10-Q
period 2026-06-30
Alignment Healthcare, Inc.
filed 2026-07-30
CIK 1832466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 27, 2026, the registrant had 207,435,149 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Alignment Healthcare, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except par value and share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$693,453	$575,817
Accounts receivable (less allowance for credit losses of $265 at June 30, 2026 and $833 at December 31, 2025)	296,893	253,207
Investments - current	8,258	28,413
Prepaid expenses and other current assets	161,845	94,140
Total current assets	1,160,449	951,577
Property and equipment, net	66,211	64,251
Right of use asset, net	7,304	7,019
Goodwill	32,060	32,060
Intangible assets, net	4,550	4,550
Other assets	8,464	6,329
Total assets	$1,279,038	$1,065,786
Liabilities and Stockholders' Equity
Current Liabilities:
Medical expenses payable	$612,748	$474,569
Accounts payable and accrued expenses	32,270	33,284
Accrued compensation	38,389	49,013
Total current liabilities	683,407	556,866
Long-term debt, net of debt issuance costs	324,056	323,176
Long-term portion of lease liabilities	6,444	6,467
Total liabilities	1,013,907	886,509
Commitments and Contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 207,178,193 and 204,153,619 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	207	205
Additional paid-in capital	1,225,965	1,188,089
Accumulated deficit	(961,041)	(1,009,017)
Total stockholders' equity	265,131	179,277
Total liabilities and stockholders' equity	$1,279,038	$1,065,786
See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Earned premiums	$1,326,625	$1,006,203	$2,553,191	$1,924,246
Other	9,008	9,085	17,639	17,974
Total revenues	1,335,633	1,015,288	2,570,830	1,942,220
Expenses:
Medical expenses	1,154,676	881,740	2,245,393	1,702,640
Selling, general, and administrative expenses	131,003	103,797	252,141	207,628
Depreciation and amortization	7,854	7,003	15,693	14,597
Total expenses	1,293,533	992,540	2,513,227	1,924,865
Income from operations	42,100	22,748	57,603	17,355
Other expenses:
Interest expense	4,275	3,950	8,337	7,900
Other income, net	(1)	(79)	(1)	(89)
Total other expense	4,274	3,871	8,336	7,811
Income before income taxes	37,826	18,877	49,267	9,544
Provision for income taxes	1,266	3,224	1,291	3,245
Net income	$36,560	$15,653	$47,976	$6,299
Less: Net loss attributable to noncontrolling interest	—	14	—	254
Net income attributable to Alignment Healthcare, Inc.	$36,560	$15,667	$47,976	$6,553

Net income per share attributable to Alignment Healthcare, Inc.:
Basic	0.18	0.08	0.23	0.03
Diluted	0.17	0.07	0.22	0.03
Weighted-average common shares outstanding:
Basic	207,448,894	198,328,613	206,408,426	195,980,569
Diluted	215,024,483	209,519,629	214,369,175	201,576,078
See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(amounts in thousands, except par value and share amounts)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at March 31, 2026	206,671,068	$207	$1,204,279	$(997,601)	$—	$206,885
Net income	—	—	—	36,560	—	36,560
Issuance of common stock upon vesting of restricted stock units	275,453	—	—	—	—	—
Equity-based compensation	—	—	18,174	—	—	18,174
Stock options exercised	231,672	—	3,512	—	—	3,512
Balance at June 30, 2026	207,178,193	$207	$1,225,965	$(961,041)	$—	$265,131

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at March 31, 2025	197,667,653	$198	$1,125,340	$(1,017,407)	$864	108,995
Net income (loss)	—	—	—	15,667	(14)	15,653
Issuance of common stock upon vesting of restricted stock units	191,477	—	—	—	—	—
Equity-based compensation	—	—	15,553	—	—	15,553
Stock options exercised	99,107	—	1,616			1,616
Sale of consolidated subsidiary	—	—	—	—	(850)	(850)
Balance at June 30, 2025	197,958,237	$198	$1,142,509	$(1,001,740)	$—	$140,967
See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(amounts in thousands, except par value and share amounts)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2025	204,153,619	$205	$1,188,089	$(1,009,017)	$—	$179,277
Net income	—	—	—	47,976	—	47,976
Issuance of common stock upon vesting of restricted stock units	2,655,815	—	—	—	—	—
Equity-based compensation	—	2	32,191	—	—	32,193
Stock options exercised	368,759	—	5,685	—	—	5,685
Balance at June 30, 2026	207,178,193	$207	$1,225,965	$(961,041)	$—	$265,131

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2024	191,778,639	$192	$1,107,952	$(1,008,293)	$1,104	$100,955
Net income (loss)	—	—	—	6,553	(254)	6,299
Issuance of common stock upon vesting of restricted stock units	6,056,296	—	—	—	—	—
Forfeitures	(277)	—	—	—	—	—
Equity-based compensation	—	6	32,734	—	—	32,740
Stock options exercised	123,579	—	1,823	—	—	1,823
Sale of consolidated subsidiary	—	—	—	—	(850)	(850)
Balance at June 30, 2025	197,958,237	$198	$1,142,509	$(1,001,740)	$—	$140,967
See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating Activities:
Net income	$47,976	$6,299
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss	265	262
Gain on sale of property and equipment	(1)	(72)
Depreciation and amortization	15,719	14,663
Amortization-investment discount	(350)	(731)
Amortization-debt issuance costs	1,147	881
Equity-based compensation	32,193	32,740
Non-cash lease expense	929	246
Changes in operating assets and liabilities:
Accounts receivable	(43,951)	(129,259)
Prepaid expenses and other current assets	(67,705)	(56,333)
Other assets	11	(52)
Medical expenses payable	138,179	165,366
Accounts payable and accrued expenses	(1,324)	8,631
Accrued compensation	(10,624)	3,085
Lease liabilities	(1,096)	20
Net cash provided by operating activities	111,368	45,746
Investing Activities:
Purchase of investments	(16,835)	(35,001)
Sale of property and equipment	—	75
Maturities of investments	37,340	39,990
Sale of business	—	1,065
Acquisition of property and equipment	(17,509)	(16,255)
Net cash provided by (used in) investing activities	2,996	(10,126)
Financing Activities:
Debt issuance costs	(2,397)	(26)
Proceeds from stock option exercises	5,685	1,823
Net cash provided by financing activities	3,288	1,797
Net increase in cash	117,652	37,417
Cash, cash equivalents and restricted cash at beginning of period	577,937	434,942
Cash, cash equivalents and restricted cash at end of period	$695,589	$472,359
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,013	$6,740
Supplemental non-cash investing and financing activities:
Acquisition of property in accounts payable	$128	$117

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total above:

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$693,453	$470,266
Restricted cash in other assets	2,136	2,093
Total	$695,589	$472,359
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The balance sheet as of December 31, 2025, included herein, was derived from audited financial statements, but does not include all disclosures required by GAAP. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year-ended December 31, 2025 as filed with the SEC. Management believes that the accompanying condensed consolidated financial statements include all normal and recurring adjustments necessary to present the interim financial statements fairly. Furthermore, the condensed consolidated financial statements include the accounts of the Company, our subsidiaries, and three immaterial variable interest entities in which we are the primary beneficiary. All intercompany transactions have been eliminated in consolidation.
We have no components of other comprehensive income, and accordingly, comprehensive income is the same as the net income for all periods presented.
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
The CODM assesses the Company's performance by using consolidated net income which is reported on the condensed consolidated statements of operations as net income. This measure is used predominantly by the CODM in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources for the Company.

In addition to net income, the CODM is also provided information on certain significant segment expenses which are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:	$1,335,633	$1,015,288	$2,570,830	$1,942,220
Expenses:
Medical expenses (less depreciation and equity-based compensation)	1,152,780	880,113	2,242,063	1,699,828
Selling, general, and administrative expenses (less equity-based compensation)	114,722	89,838	223,252	177,634
Other segment expenses (1)	27,296	25,734	49,202	50,559
Interest expense	4,275	3,950	8,337	7,900
Net income	$36,560	$15,653	$47,976	$6,299
(1) Other segment items included in segment net income include equity-based compensation, depreciation and amortization, other income, and provision for income taxes.
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
Level 1 - Quoted prices in active markets for identical assets or liabilities
Level 2 - Other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability
Level 3 - Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date
The fair value of cash, cash equivalents, restricted cash and U.S. Treasury bills was determined based on Level 1 inputs. The fair value of certificate of deposits, which are recorded in other assets in the condensed consolidated balance sheets, and long-term debt was determined based on Level 2 inputs. There were no assets or liabilities measured at fair value using Level 3 inputs as of June 30, 2026 and December 31, 2025.
Revenue and Accounts Receivable
Earned premium revenue consisted of premium revenue and capitation revenue for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Premium	$1,326,344	$1,004,580	$2,552,652	$1,921,202
Capitation	281	1,623	539	3,044
Total	$1,326,625	$1,006,203	$2,553,191	$1,924,246
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
Interest income earned on our cash deposits and short-term investments is included within other revenue on the condensed consolidated statements of operations. Interest income for the three and six months ended June 30, 2026 was $8,096 and $16,099, respectively. Interest income for the three and six months ended June 30, 2025 was $6,731 and $13,230, respectively.
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
Our recognized premium revenue for our Medicare Advantage Plans are each subject to a minimum annual medical loss ratio (“MLR”) of 85%. The MLR represents medical costs as a percentage of premium revenue. The Code of Federal Regulations defines what constitutes medical costs and premium revenue, including certain additional expenses related to improving the quality of care provided, and the exclusion of certain taxes and fees, in each case as permitted or required by CMS and applicable regulatory requirements. If the minimum MLR is not met, we are required to remit a portion of the premiums back to the federal government. The amount remitted, if any, is recognized as an adjustment to premium revenues in the condensed consolidated statements of operations. The amounts payable under this provision were immaterial at June 30, 2026 and December 31, 2025.
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
In August 2022, the Inflation Reduction Act ("IRA") was signed into law. The law intends to increase tax revenue and reduce Medicare costs through lower prescription drug prices, inflation-based rebates, and increased financial responsibility for certain drug manufacturers. The provisions of the law are set to take effect over seven years from 2023 to 2029. For the three and six months ended June 30, 2026 and June 30, 2025, we experienced an increase in both Part D premium revenues and medical expenses as a result of the IRA. Our 2026 bid pricing (submitted to CMS in June 2025) and budget reflect the expected impact the IRA will have on our business for fiscal year 2026.

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
We record risk-sharing receivables and payables on a gross basis on the condensed consolidated balance sheets. Throughout the year, we evaluate expected losses on risk-sharing receivables and record the resulting expected losses to the reserve. We systematically build and release reserves based on adequacy and its assessment of expected losses on a monthly basis. Credit loss associated with risk share deficit receivables are recorded within medical expense in the condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, we recorded an allowance for credit losses for substantially all of the risk-sharing receivable balance due to collection risk related to the balance. The risk-sharing payable is included within medical expenses payable on the condensed consolidated balance sheets.
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
Net Income per Share
Net income per share is calculated based on net income attributable to Alignment Healthcare, Inc.'s stockholders. Potentially dilutive common stock equivalents for the Company include stock options, unvested RSUs, unvested PSUs, and convertible senior notes.

Diluted net income per share includes the components of basic net income per share and also gives effect to dilutive common stock equivalents. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. For the purposes of computing diluted net income per share, weighted average shares outstanding do not include potentially dilutive securities that are anti-dilutive under the treasury stock method or if-converted method, and performance-based equity awards are included based on the attainment of the applicable performance metrics as of the end of the reporting period.
The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$36,560	$15,653	$47,976	$6,299
Less: Net loss attributable to noncontrolling interests	—	14	—	254
Net income attributable to Alignment Healthcare, Inc.	$36,560	$15,667	$47,976	$6,553
Denominator:
Total weighted-average common shares outstanding	207,448,894	198,328,613	206,408,426	196,003,736
Less: Restricted shares of common stock	—	—	—	(23,167)
Total weighted-average common shares outstanding, net of restricted shares of common stock - basic	207,448,894	198,328,613	206,408,426	195,980,569

Dilutive effect of:
Stock options	790,176	405,903	937,237	202,952
RSUs	5,892,107	8,111,256	6,576,859	4,055,628
PSUs	893,306	2,673,857	446,653	1,336,929
Shares used to compute diluted income per common share	215,024,483	209,519,629	214,369,175	201,576,078

Net income per share:
Basic income per share	$0.18	$0.08	$0.23	$0.03
Diluted income per share	$0.17	$0.07	$0.22	$0.03
Options outstanding that are antidilutive and therefore not factored into the weighted average common shares above were 17,965 for the three and six months ended June 30, 2026. RSUs outstanding that are antidilutive and therefore not factored into the weighted average common shares above were 0 and 568 for the three and six months ended June 30, 2026, respectively. Shares used to compute diluted income per common shares for the three and six months ended June 30, 2026 also excludes 24,636,896 and 23,768,341, respectively, of potentially outstanding shares related to our convertible senior notes, as these had an antidilutive effect on diluted income per share. Additionally, for the three and six months ended June 30, 2026, we excluded 2,795,152 PSUs as the performance targets have not yet been achieved as of June 30, 2026. See Note 10, Equity-Based Compensation.
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
3. Fair Value
The following tables present the carrying value and fair value of these financial instruments as of June 30, 2026 and December 31, 2025:

	June 30, 2026
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
U.S. Treasury bills	$16,160	$16,159	$—	$—
Certificate of deposits	2,353	—	2,353	—
Total	$18,513	$16,159	$2,353	$—

	December 31, 2025
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
U.S. Treasury bills	$29,456	$29,465	$—	$—
Certificate of deposits	2,345	—	2,345	—
Total	$31,801	$29,465	$2,345	$—
The Company estimates the fair value of its convertible senior notes based on valuations provided by third-party pricing services. Fair value of the long-term debt as of June 30, 2026 was approximately $562,494. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy. As of December 31, 2025, the fair value of our long-term debt was approximately $514,164.
The carrying value of long-term debt represents the outstanding balance, net of unamortized debt issuance costs which was $324,056 and $323,176 as of June 30, 2026 and December 31, 2025, respectively.
Our nonfinancial assets and liabilities, which include goodwill, intangible assets, property, and equipment, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess these assets for impairment. No such impairment resulted during the six months ended June 30, 2026. We recorded an impairment charge related to goodwill as of December 31, 2025. See Note 6, Goodwill and Intangible Assets.

U.S. Treasury Securities Investments
As of June 30, 2026 and December 31, 2025, the Company had $15,137 and $28,413, respectively, of investments in U.S. Treasury bills, which were classified as held to maturity and carried at amortized cost. As of June 30, 2026, $8,259 of the investments are included in short-term investments in the condensed consolidated balance sheets as the original maturities are greater than three months and less than twelve months. As of June 30, 2026, $6,878 of the investments had an original maturity of less than three months. These investments are considered cash equivalents and are included in cash and cash equivalents in the condensed consolidated balances sheets. As of December 31, 2025, the entire balance was included in short-term investments as the original maturities were greater than three months and less than twelve months. The Company has the intent and ability to hold these securities to maturity and gross unrecognized gains and losses were immaterial.
Restricted Investments
Restricted investments are composed of investments in U.S. Treasury bills and certificates of deposits and are included within other assets in the condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the Company had $1,023 and $1,043 of restricted investments in U.S. Treasury bills and $2,353 and $2,345 of restricted investments in certificates of deposits, respectively. The Company has the intent and ability to hold these investments until maturity; therefore, these investments are stated at amortized cost. Restricted investments are required to be maintained at a financial institution within certain states. As of June 30, 2026 and December 31, 2025, these investments had maturities with less than 12 months. Due to the nature of the state's requirements, these assets are classified as noncurrent assets regardless of the contractual maturity date.
Money Market Funds
As of June 30, 2026 and December 31, 2025, the Company had $235,210 and $216,155, respectively, in money market funds, which are recorded at fair value and included in cash and cash equivalents in the consolidated condensed balance sheet.
4. Accounts Receivable
Accounts receivable consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Government receivables	$143,583	$52,411
Pharmacy rebate receivables	139,802	179,196
Other receivables	13,773	22,433
Total accounts receivable	297,158	254,040
Allowance for credit losses	(265)	(833)
Accounts receivable, net	$296,893	$253,207
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

We recorded credit loss related to accounts receivable of $265 and $262 during the three months ended June 30, 2026 and 2025, respectively, and $265 and $262 during the six months ended June 30, 2026 and 2025, respectively. The amounts were recorded in selling general, and administrative expenses in the condensed consolidated statements of operations.
5. Property and Equipment
Property and equipment consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Computers and equipment	$15,087	$13,815
Office equipment and furniture	4,474	4,338
Software	233,644	218,023
Leasehold improvements	6,253	6,224
Construction in progress	1,563	983
Subtotal	261,021	243,383
Less accumulated depreciation	(194,810)	(179,132)
Property and equipment-net	$66,211	$64,251
Depreciation expense for the three months ended June 30, 2026 and 2025 was $7,857 and $7,036, respectively, of which $3 and $33, respectively, were included in medical expenses. Depreciation expense for the six months ended June 30, 2026 and 2025 was $15,719 and $14,029, respectively, of which $26 and $66, respectively, were included in medical expenses.
6. Goodwill and Intangible Assets
Intangible assets consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026
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
Amortization expense relating to intangible assets for the three months ended June 30, 2026 and 2025 was $0. Amortization expense relating to intangible assets for the six months ended June 30, 2026 and 2025, was $0 and $634, respectively. Included within the amortization balance for the six months ended June 30, 2025 was $634 in impairment charges related to the remeasurement of goodwill associated with one of our subsidiaries.

7. Medical Expenses Payable
The following table is a detail of medical expenses payable as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Claims incurred but not paid	$269,790	$297,368
Capitation and risk-sharing payable	111,696	85,083
Other	231,262	92,118
Medical expenses payable	$612,748	$474,569
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
The following table presents components of the change in medical expenses payable as of June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Claims incurred but not paid - beginning balance	$297,368	$168,357
Incurred related to:
Current year	796,057	559,320
Prior years	(17,759)	(21,066)
Total incurred, net of reinsurance	778,298	538,254
Payments related to:
Current year	560,499	368,014
Prior years	245,377	127,134
Total payments, net of reinsurance	805,876	495,148
Claims incurred but not paid - ending balance	269,790	211,463
Capitation payable, risk-sharing payable, and other	342,958	243,691
Total medical expenses payable	$612,748	$455,154
We re-examine previously established outstanding claims reserve estimates based on actual claims submissions and other changes in facts and circumstances. We recognized an unfavorable prior year development, excluding provision for adverse deviation of $6,532 for the three months ended June 30, 2026. The unfavorable prior year development was primarily due to worse-than-expected claims recoveries and actual claims expense being more than expected. We recognized a favorable prior year development, excluding provision for adverse deviation, of $1,847 for the six months ended June 30, 2026. The favorable prior year development was primarily due to better-than-expected claims recoveries and actual claims expense being less than expected.

8. Long-Term Debt
Long-term debt is recorded at carrying value in the condensed consolidated balance sheets. The carrying value of long-term debt outstanding, net of unamortized debt issuance costs, consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Long-term debt	$330,000	$330,000
Less unamortized debt issuance costs	(5,944)	(6,824)
Long-term debt-net of amortization	324,056	323,176
Less current maturities of long-term debt	—	—
Long-term debt - net of current portion	$324,056	$323,176
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

The Notes have an initial conversion rate of approximately 62.4 shares of Company common stock per $1 principal amount of the Notes. The conversion rate will be subject to adjustment in certain events, including adjustment in the event of certain significant corporate transactions. This represents an initial conversion price of approximately $16.04 per share. The initial conversion price of the Notes represents a premium of approximately 25% to the closing price of the Company's common stock on November 14, 2024. The Company has used the proceeds from the sale of the Notes to repay in full the $215,000 aggregate principal amount, accrued interest and fees related to the Company's previous term loans with a separate financing company, as well as certain fees and expenses incurred in connection with the transaction.
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
Borrowings under the Credit Facility may be used for permitted acquisitions, working capital, the payment of fees, costs and expenses incurred in connection with the Credit Agreement and other general corporate purposes. The Borrower did not borrow any amounts under the Credit Facility as of June 30, 2026.
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
The Borrower’s obligations under the Credit Agreement are guaranteed by the Company and certain subsidiaries of the Company and secured by substantially all of the assets of the Borrower, the Company and such subsidiaries of the Company, subject to customary exceptions. None of the Company’s health plan subsidiaries or other regulated entities are guarantors under the Credit Agreement and the equity in such subsidiaries was not pledged. The Credit Agreement contains customary representations and warranties, as well as affirmative and negative covenants. Negative covenants include, among others, customary covenants that restrict the ability of the Company and its subsidiaries, without the approval of requisite lenders, to engage in certain fundamental transactions, incur debt and liens, enter into transactions with affiliates and make certain restricted payments and restricted investments, in each case, as set forth in the Credit Agreement and subject to certain thresholds and exceptions. The Credit Agreement also contains other customary covenants and events of default for secured credit facilities of this type. Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to the lenders, the obligations under the Credit Agreement may be accelerated. As of June 30, 2026, there was no outstanding debt under the credit facility and we were in compliance with all financial covenants.
9. Income Taxes
For the three and six months ended June 30, 2026, we recorded income tax expense of $1,266 and $1,291. For the three and six months ended June 30, 2025 we recorded income tax expense of $3,224 and $3,245. The change in tax for the three months ended June 30, 2026 when compared to the three months ended June 30, 2025 is primarily attributable to a change in state taxes. Our future effective tax rate may vary from the statutory tax rate primarily due to changes in our valuation allowance, state taxes, and excess executive compensation.
We have federal and state cumulative net operating losses ("NOLs") as of June 30, 2026 and December 31, 2025. Given the history of losses, and after consideration for the risk associated with estimates of future taxable income, we established a full valuation allowance against net deferred tax assets at June 30, 2026 and 2025. Under the Tax Cuts and Jobs Act (“TCJA”), federal NOLs generated after 2017 will be carried forward indefinitely but are limited to an 80% deduction of taxable income. NOLs generated prior to 2018 have a 20-year carryforward period and can be used to offset 100% of taxable income. An exception to the TCJA federal NOL rule applies to certain of our subsidiaries and requires all NOLs generated from those entities to have a 20-year carryforward period and offset 100% of taxable income. For the year ended December 31, 2025 federal and state NOL carryforwards were $617,001 and $531,012, respectively. $95,332 of the total federal net operating loss carryforwards have an indefinite life while the remaining federal and state net operating loss carryforwards begin to expire in 2033 if not utilized. On June 27, 2024, California Senate Bill 167 (“SB 167”) was enacted into law, suspending California NOL utilization for taxpayers with more than $1 million of taxable income, effective for tax years 2024, 2025, and 2026. SB 167 includes an extended carryover period for the suspended NOLs with an additional year carryforward for each year of suspension. The Company will continue to monitor this legislation and its impact on our deferred tax assets.
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
10. Equity-Based Compensation
Equity Awards
Stock Options
Our outstanding stock options generally vest 25% annually over four years and generally expire 10 years from the date of the grant. The 2021 Equity Incentive Plan (“Plan”) provides that stock option grants will be made with an exercise price at no less than the estimated fair value of common stock at the date of the grant.
The following is a summary of the stock option transactions as of and for the three and six months ended June 30, 2026:

	Stock Options Outstanding
(amounts in thousands, except shares and per share amount)	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2025	7,408,212	$17.05	5.28	$20,001
Options granted	—	—
Options exercised	(137,087)	15.85
Options forfeited / expired	(216,537)	18.00
Balances as of March 31, 2026	7,054,588	17.05	5.03	6,477
Options granted	—	—
Options exercised	(231,672)	16.96
Options forfeited / expired	(3,400)	18.00
Balances as of June 30, 2026	6,819,516	17.05	4.78	46,106
Vested and Exercisable as of June 30, 2026	6,810,562	$17.09	4.78	$46,002

Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of our common stock. The aggregate intrinsic value of options exercised for the three and six months ended June 30, 2026 was $1,588 and $2,679, respectively. No options were granted during the three and six months ended June 30, 2026.
Restricted Stock Units
Our outstanding Restricted Stock Units ("RSU") generally vest 33% annually over three years or 25% annually over four years.
The following is a summary of RSU transactions as of and for the three and six months ended June 30, 2026:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2025	9,356,689	$10.49
Granted	2,613,707	17.21
Vested	(2,699,553)	8.91
Forfeited	(286,686)	11.97
Balances as of March 31, 2026	8,984,157	$12.87
Granted	284,324	15.02
Vested	(275,453)	13.40
Cancelled/forfeited	(111,702)	12.31
Unvested and outstanding as of June 30, 2026	8,881,326	$12.93
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
The following is a summary of PSU transactions for the three and six months ended June 30, 2026:

	Performance-based restricted stock units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2025	1,685,407	$9.35
Granted	1,792,525	15.62
Vested	—	—
Forfeited	—	—
Unvested and outstanding as of March 31, 2026	3,477,932	$12.58
Granted	210,526	14.25
Vested	—	—
Cancelled/forfeited	—	—
Unvested and outstanding as of June 30, 2026	3,688,458	$12.68
Equity-Based Compensation Expense
Total equity-based compensation expense was presented on the statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2026	2025	2026	2025
Selling, general and administrative expenses	$16,281	$13,959	$28,889	$29,994
Medical expenses	1,893	1,594	3,304	2,746
Total equity-based compensation expense	$18,174	$15,553	$32,193	$32,740
As of June 30, 2026, there was $95,579 in unrecognized compensation expense related to all non-vested awards (Options, RSUs and PSUs) that will be recognized over the weighted-average period of 1.89 years.
11. Regulatory Requirements and Restricted Funds
Our health plans or risk-bearing entities are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which it operates.
Risk-Based Capital
The National Association of Insurance Commissioners has adopted rules, which, if implemented by the states, set minimum capitalization requirements for insurance companies, health maintenance organizations ("HMOs"), and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital ("RBC") rules, which may vary from state to state. Certain states in which our health plans or risk-bearing entities operate have adopted the RBC rules. Our health plans or risk-bearing entities were in compliance with the RBC requirements as of June 30, 2026.
Tangible Net Equity
Our health plans in California are required to comply with the tangible net equity ("TNE") requirements. The required amount is 150% of the larger of: (1) $1,000; (2) the sum of 2% of the first $150,000 of annualized premium revenue and 1% of annualized premium revenue in excess of $150,000; or (3) 8% of the first $150,000 of annualized health care expenditures except those paid on a capitated or managed hospital payment basis, plus 4% of  the annualized health care expenditures in excess of $150,000, except those paid on a capitated or managed hospital payment basis, plus 4% of annualized hospital expenditures paid on a managed hospital payment basis. For newer health plans, through the first three years immediately following the health plan’s operational start date, the required amount is 200% of the larger of the TNE calculation described above. We were in compliance with the TNE requirements as of June 30, 2026.

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
Whistleblower Complaint
On July 7, 2026, a former executive officer filed a lawsuit against the Company and certain officers in the U.S. District Court for the Central District of California alleging whistleblower retaliation, constructive discharge, breach of contract and compensation-related claims. The plaintiff alleges that these actions were taken after he reported concerns of accounting irregularities. The Company believes the claims are without merit and intends to defend the matter vigorously. No accrual has been included in the accompanying condensed consolidated financial statements with respect to this lawsuit.
We may be involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate resolution of legal proceedings is not expected to have a material adverse effect on the condensed consolidated financial statements. Amounts accrued for legal proceedings were not material as of June 30, 2026 and December 31, 2025.
Risk Adjustment Data Validation Audit
On June 25, 2025, the Company was notified that its California HMO plan had been selected for an audit of Medicare Advantage contract-specific risk adjustment data validation (“RADV”) with respect to payment year 2019. CMS conducts RADV audits in order to validate the coding practices of and supporting documentation maintained by health care providers and such audits may result in retrospective adjustments to payments made to the Company’s health plans. Under CMS’s final rule issued in 2023, CMS announced its intent to apply a revised methodology, including extrapolated audit findings to estimate contract-wide overpayments and without application of the previously employed “fee-for-service adjuster” that accounted for the error rate in the original Medicare data that CMS used to develop the risk adjustment model.  Additionally, in May 2025, CMS announced a significant expansion to its RADV audit program, stating, among other things, that it intended to conduct RADV audits with extrapolation on all eligible MA plans on an annual basis and that it would accelerate the timetable for clearing its backlog of audits with respect to payment years 2018-24. However, on September 25, 2025, a Federal District Court in Texas vacated CMS’s final rule regarding extrapolation of results of RADV audits for payment years beginning with payment year 2018. As of June 30, 2026, the Company is in the process of collecting and reviewing medical records with respect to the member cohort selected for the RADV audit. The Company is continuing to monitor developments with respect to these audits and continuing to assess their potential impact.

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
We have grown Health Plan Membership, which we define as members enrolled in our health maintenance organization ("HMO") and preferred provider organization ("PPO") contracts (the "Alignment Health Plan"), from approximately 13,000 members at inception to 294,100 members as of June 30, 2026, representing a 30% compound annual growth rate. Our ultimate goal is to bring this differentiated, advocacy-driven healthcare experience to millions of senior consumers in the United States and to become the most trusted senior healthcare brand in the country.
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
Factors Affecting Our Performance
Our unique clinical model, led by employed clinical teams known as Care Anywhere, acts upon insights derived from our proprietary technology platform, AVA. This integration between our technology and employed care model is a key element of our business with capabilities that we expect to impact our future performance. AVA’s data insights, combined with the clinical control of our care model, enable us to personalize and manage our member relationships, care quality, and to coordinate and manage risk with our provider partners. AVA’s unified platform, analytical tools and data across the healthcare ecosystem enable us to produce consistent outcomes, unit economics and support new member growth. Additionally, our historical financial performance has been, and we expect our financial performance in the future will be, driven by our ability to:
•Capitalize on Our Existing Market Growth Opportunity: Our ability to attract and retain members to grow in our existing markets depends on our ability to offer a superior value proposition. We routinely take market share from large established players in highly competitive markets, a key source of our health plan membership growth in excess of the industry average. We believe that there are still significant opportunities for future growth even in some of our most mature markets where we have approximately 10-30% market share. As of June 30, 2026, we have approximately 294,100 Health Plan Members, which, according to CMS data, represent only 6% market share of Medicare Advantage enrollees in our markets.

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

Executive Summary
The following table presents key financial statistics for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in '000's, except percentages)	2026	2025	% Change	2026	2025	% Change
Health plan membership (at period end)	294,100	223,700	31.5%	294,100	223,700	31.5%
Medical benefits ratio	86.3%	86.7%	(0.4)%	87.2%	87.5%	(0.3)%
Revenues	$1,335,633	$1,015,288	31.6%	$2,570,830	$1,942,220	32.4%
Income from Operations	$42,100	$22,748	85.1%	$57,603	$17,355	231.9%
Net income	$36,560	$15,653	133.6%	$47,976	$6,299	661.6%
Adjusted EBITDA(1)	$68,145	$45,913	48.4%	$105,996	$66,091	60.4%
Adjusted gross profit(1)	$182,853	$135,175	35.3%	$328,767	$242,392	35.6%
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
Adjusted gross profit is reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(dollars in thousands)
Income from operations	$42,100	$22,748	$57,603	$17,355
Add back:
Equity-based compensation (medical expenses)	1,893	1,594	3,304	2,746
Depreciation (medical expenses)	3	33	26	66
Depreciation and amortization(1)	7,854	7,003	15,693	14,597
Selling, general, and administrative expenses	131,003	103,797	252,141	207,628
Total add back	140,753	112,427	271,164	225,037
Adjusted gross profit	$182,853	$135,175	$328,767	$242,392
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) before interest expense, income taxes, depreciation and amortization expense, certain litigation costs, gains or losses on sale of property and equipment, and equity-based compensation expense. Adjusted EBITDA is a key measure used by our management and our Board to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operating plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA provides useful measures for period-to-period comparisons of our business, as we do not consider the excluded items to be part of our ongoing results of operations. Given our intent to continue to invest in our platform and the scalability of our business in the short to medium-term, we believe Adjusted EBITDA over the long term will be an important indicator of value creation.
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
Adjusted EBITDA is reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(dollars in thousands)
Net income	$36,560	$15,653	$47,976	$6,299
Less: Net loss attributable to noncontrolling interest	—	14	—	254
Adjustments:
Interest expense	4,275	3,950	8,337	7,900
Depreciation and amortization(1)	7,857	7,036	15,719	14,663
Income taxes	1,266	3,224	1,291	3,245
Equity-based compensation(2)	18,174	15,553	32,193	32,740
Litigation costs (3)	14	555	481	1,062
Gain on sale of property and equipment	(1)	(72)	(1)	(72)
Adjusted EBITDA	$68,145	$45,913	$105,996	$66,091

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

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(dollars in thousands)
Revenues:
Earned premiums	$1,326,625	$1,006,203	$2,553,191	$1,924,246
Other	9,008	9,085	17,639	17,974
Total revenues	1,335,633	1,015,288	2,570,830	1,942,220
Expenses:
Medical expenses	1,154,676	881,740	2,245,393	1,702,640
Selling, general, and administrative expenses	131,003	103,797	252,141	207,628
Depreciation and amortization	7,854	7,003	15,693	14,597
Total expenses	1,293,533	992,540	2,513,227	1,924,865
Income from operations	42,100	22,748	57,603	17,355
Other expenses:
Interest expense	4,275	3,950	8,337	7,900
Other income, net	(1)	(79)	(1)	(89)
Total other expense	4,274	3,871	8,336	7,811
Income before income taxes	37,826	18,877	49,267	9,544
Provision for income taxes	1,266	3,224	1,291	3,245
Net income	$36,560	$15,653	$47,976	$6,299
Less: Net loss attributable to noncontrolling interest	—	14	—	254
Net income attributable to Alignment Healthcare, Inc.	$36,560	$15,667	$47,976	$6,553

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(% of revenue)
Revenues:
Earned premiums	99.3%	99.1%	99.3%	99.1%
Other	0.7	0.9	0.7	0.9
Total revenues	100.0	100.0	100.0	100.0
Expenses:
Medical expenses	86.5	86.8	87.3	87.7
Selling, general and administrative expenses	9.8	10.2	9.8	10.7
Depreciation and amortization	0.6	0.7	0.6	0.8
Total expenses	96.9	97.7	97.7	99.2
Income from operations	3.1	2.3	2.3	0.8
Other expenses:
Interest expense	0.3	0.4	0.3	0.4
Other income, net	—	—	—	—
Total other expense	0.3	0.4	0.3	0.4
Income before income taxes	2.8	1.9	2.0	0.4
Provision for income taxes	0.1	0.3	0.1	0.2
Net income	2.7	1.6	1.9	0.2
Less: Net loss attributable to noncontrolling interest	—	—	—	—
Net income attributable to Alignment Healthcare, Inc.	2.7%	1.6%	1.9%	0.2%

Revenues

	Three Months Ended June 30,		Change
	2026	2025	$	%
(dollars in thousands)
Revenues:
Earned premiums	$1,326,625	$1,006,203	$320,422	31.8%
Other	9,008	9,085	(77)	(0.8)%
Total revenues	$1,335,633	$1,015,288	$320,345	31.6%

	Six Months Ended June 30,		Change
	2026	2025	$	%
(dollars in thousands)
Revenues:
Earned premiums	$2,553,191	$1,924,246	$628,945	32.7%
Other	17,639	17,974	(335)	(1.9)%
Total revenues	$2,570,830	$1,942,220	$628,610	32.4%
Earned Premiums. Earned premium revenues were $1,326.6 million and $1,006.2 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $320.4 million or 31.8%. Earned premium revenues were $2,553.2 million and $1,924.2 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $628.9 million or

32.7%. The increase was primarily driven by growth in our Health Plan membership, which increased 31.5% between June 30, 2025 and June 30, 2026.
Other Revenue. Other revenue decreased $0.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, a decrease of 0.8%. Other revenue decreased $0.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, a decrease of 1.9%. The decrease is mainly attributable to the Company no longer participating in the ACO Reach program and a decrease in revenue from services provided to third-party providers. This decrease was offset by an increase in our average interest earning cash balances and current investments. Cash and cash equivalents, and other current investments were $701.7 million as of June 30, 2026 compared to $503.7 million as of June 30, 2025.
Expenses

	Three Months Ended June 30,		Change
	2026	2025	$	%
(dollars in thousands)
Expenses:
Medical expenses	$1,154,676	$881,740	$272,936	31.0%
Selling, general and administrative expenses	131,003	103,797	27,206	26.2%
Depreciation and amortization	7,854	7,003	851	12.2%
Total expenses	$1,293,533	$992,540	$300,993	30.3%

	Six Months Ended June 30,		Change
	2026	2025	$	%
(dollars in thousands)
Expenses:
Medical expenses	$2,245,393	$1,702,640	$542,753	31.9%
Selling, general and administrative expenses	252,141	207,628	44,513	21.4%
Depreciation and amortization	15,693	14,597	1,096	7.5%
Total expenses	$2,513,227	$1,924,865	$588,362	30.6%

Medical Expenses Medical expenses were $1,154.7 million and $881.7 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $272.9 million, or 31.0%. Medical expenses were $2,245.4 million and $1,702.6 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $542.8 million, or 31.9%. The increase was driven primarily by the growth in Alignment’s Health Plan membership, which increased 31.5% between June 30, 2025 and June 30, 2026 The increase was also due to higher benefits for members in certain plans and an increase in unit costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $131.0 million and $103.8 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $27.2 million, or 26.2%. Selling, general and administrative expenses were $252.1 million and $207.6 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $44.5 million, or 21.4%. The increase was primarily due to an increase in ongoing investments and expenditures in operations, technology, network development, and sales and marketing to drive the growth of Alignment's Health Plan membership. Selling, general, and administrative expenses as a percentage of revenue decreased from 10.2% to 9.8% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, and from 10.7% to 9.8% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease as a percentage of revenues is mainly attributable to economies of scale gained from Alignment's membership growth.
Depreciation and Amortization. Depreciation and amortization expense was $7.9 million and $7.0 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $0.9 million, or 12.2%. Depreciation and amortization expense was $15.7 million and $14.6 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $1.1 million, or 7.5%. The increase was primarily due to the amount and timing of our capital expenditures and the associated depreciation relative to 2025. The six month increase was offset by a decrease in amortization expense. For the six months ended June 30, 2025, we recorded impairment expense of $0.6 million related to the remeasurement of goodwill associated with one of our subsidiaries. The goodwill impairment was recorded to amortization expense.
Other Expenses
Interest expense. Interest expense was $4.3 million and $4.0 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $0.3 million or 7.5%. Interest expense was $8.3 million and $7.9 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $0.4 million or 5.1%. The increase in interest expense was mainly attributable to an increase in debt issuance cost amortization related to the Revolving Credit Facility that was entered into in February 2026.
Other income, net. Other income was $0.0 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively. Other income was $0.0 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively. The decrease was mainly attributable to gains on the sale of property and equipment during the three and six months ended June 30, 2025 that did not recur in 2026.
Liquidity and Capital Resources
General
To date, we have financed our operations principally through our IPO, private placements of our equity securities, revenues, and convertible notes (described below). As of June 30, 2026, we had $701.7 million in cash, cash equivalents and short-term investments.
We operate as a holding company in a highly regulated industry. Alignment Healthcare, Inc., the parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. As of June 30, 2026, the operating parent company (an indirect wholly owned subsidiary of the parent company) had $135.4 million in cash, cash equivalents and short-term investments.
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
We believe that our cash flows from operations and liquid assets will be sufficient to fund our operating and organic capital needs for at least the next 12 months. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending to expand our presence in existing markets, expand into new markets, increase our sales and marketing activities and develop our technology. Additionally, in the future we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights, which may also substantially increase our capital needs.
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
Certain states in which we operate as a CMS-licensed Medicare Advantage company may require us to meet certain capital adequacy performance standards and tests. The National Association of Insurance Commissioners has adopted rules which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for healthcare coverage. The requirements take the form of risk-based capital (“RBC”) rules, which may vary from state to state. Certain states in which our health plans or risk bearing entities operate have adopted the RBC rules. Other states in which our health plans or risk bearing entities operate have chosen not to adopt the RBC rules, but instead have designed and implemented their own rules regarding capital adequacy, such as the tangible net equity ("TNE") requirements for our health plans in California. As of June 30, 2026, our health plans or risk-bearing entities were in compliance with the minimum capital requirements.
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
The Notes have an initial conversion rate of approximately 62.4 shares of Company common stock per $1 principal amount of the Notes. The conversion rate will be subject to adjustment in certain events, including adjustment in the event of certain significant corporate transactions. This represents an initial conversion price of approximately $16.04 per share. The initial conversion price of the Notes represents a premium of approximately 25% to the closing price of the Company's common stock on November 14, 2024. The Company has used the proceeds from the sale of the Notes to repay in full the $215.0 million aggregate principal amount, accrued interest and fees related to the Company's previous term loans with a separate financing company, as well as certain fees and expenses incurred in connection with the transaction.
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
Borrowings under the Credit Facility may be used for permitted acquisitions, working capital, the payment of fees, costs and expenses incurred in connection with the Credit Agreement and other general corporate purposes. The Borrower did not borrow any amounts under the Credit Facility as of June 30, 2026.
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
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Net cash provided by operating activities	$111,368	$45,746
Net cash provided by (used in) investing activities	2,996	(10,126)
Net cash provided by financing activities	3,288	1,797
Net change in cash	117,652	37,417
Cash, cash equivalents and restricted cash at beginning of period	577,937	434,942
Cash, cash equivalents and restricted cash at end of period	$695,589	$472,359
Operating Activities
For the six months ended June 30, 2026, net cash provided by operating activities was $111.4 million, an increase of $65.6 million compared to net cash provided by operating activities of $45.7 million for the six months ended June 30, 2025. The increase is mainly attributable to an increase in membership and net income and the timing of accounts receivable settlements. This increase was partially offset by the timing of our medical expense payments and an increase in accrued compensation and prepaid expenses and other current assets.
Investing Activities

For the six months ended June 30, 2026, net cash provided by investing activities was $3.0 million, an increase of $13.1 million compared to net cash used in investing activities of $10.1 million for the six months ended June 30, 2025. The increase primarily relates to a decrease in investment purchases during the six months ended June 30, 2026. This increase was partially offset by a decrease in investment maturities.
Financing Activities
For the six months ended June 30, 2026, net cash provided by financing activities was $3.3 million, an increase of $1.5 million, compared to net cash provided by financing activities of $1.8 million for the six months ended June 30, 2025. The increase is primarily attributable to an increase in proceeds from stock option exercises for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was offset by an increase in debt issuance costs related to the revolving credit facility.
Material cash requirements from known contractual and other obligations
There have been no material changes to our contractual obligations disclosed in our Annual Report.
Off-Balance Sheet Arrangements
As of June 30, 2026, the Company had $200.0 million of borrowing capacity under the Revolving Credit Facility, see "Liquidity and Capital Resources - Revolving Credit Facility" for further information.
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
Interest Rate Risk
As of June 30, 2026, we had $16.2 million of U.S. Treasury bills which were classified as held to maturity and had maturities less than twelve months. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe that our exposure to interest rate risk on these investments is not significant. We do not enter into investments for trading purposes.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures:
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2026.
Changes to our Internal Controls over Financial Reporting:
There were no material changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Rule 10b5-1 Plans

During the fiscal quarter ended June 30, 2026, our executive officers and directors adopted or terminated, as applicable, the following trading arrangements that are intended to satisfy the affirmative defense of Rule 10b5-1(c):

Name & Title	Date of Adoption	Date of Termination	Duration of Trading Arrangement	Maximum Number of Securities to be Sold(1)
John Kao, Chairman and Chief Executive Officer(2)	5/27/2026	N/A	9/10/2026 – 2/26/2027	800,000
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

10.1*+	Employment Agreement, dated as of June 1, 2026, between Alignment Healthcare USA, LLC and Shane Hochradel.
10.2*+	Employment Agreement, dated as of May 18, 2026, between Alignment Healthcare USA, LLC and Mark Kent.
10.3*+	Employment Agreement, dated as of May 12, 2026, between Alignment Healthcare USA, LLC and Joseph S. Konowiecki.
10.4*+	Amendment to Employment Agreement, dated as of May 7, 2026, between Alignment Healthcare USA, LLC and Christopher J. Joyce.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_________________________
*Filed herewith.
**Furnished herewith
+Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alignment Healthcare, Inc.

Date: July 30, 2026	By:	/s/ John Kao
John Kao
Chief Executive Officer

Date: July 30, 2026	By:	/s/ James M. Head
James M. Head
Chief Financial Officer