Form 10-Q
period 2026-09-30
Alignment Healthcare, Inc.
filed 2026-10-29
CIK 1832466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2026, the registrant had 209,268,394 shares of common stock, $0.001 par value per share, outstanding.

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
•our ability to achieve or maintain a high rating for our plans on the Five Star Quality Rating System;
•our ability to develop and maintain satisfactory relationships with care providers that service our members;
•our ability to manage our growth effectively, execute our business plan, maintain high levels of service and member satisfaction or adequately address competitive challenges;
•changes in medical costs and healthcare utilization, and our ability to accurately estimate, price for and manage such costs and utilization;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Alignment Healthcare, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except par value and share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$727,694	$575,817
Accounts receivable (less allowance for credit losses of $699 at September 30, 2026 and $833 at December 31, 2025)	242,545	253,207
Investments - current	15,260	28,413
Prepaid expenses and other current assets	192,808	94,140
Total current assets	1,178,307	951,577
Property and equipment, net	66,439	64,251
Right of use asset, net	7,206	7,019
Goodwill	32,060	32,060
Intangible assets, net	4,550	4,550
Other assets	8,301	6,329
Total assets	$1,296,863	$1,065,786
Liabilities and Stockholders' Equity
Current Liabilities:
Medical expenses payable	$621,746	$474,569
Accounts payable and accrued expenses	34,562	33,284
Accrued compensation	32,744	49,013
Total current liabilities	689,052	556,866
Long-term debt, net of debt issuance costs	324,497	323,176
Long-term portion of lease liabilities	6,202	6,467
Total liabilities	1,019,751	886,509
Commitments and Contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 209,152,387 and 204,153,619 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	209	205
Additional paid-in capital	1,245,996	1,188,089
Accumulated deficit	(969,093)	(1,009,017)
Total stockholders' equity	277,112	179,277
Total liabilities and stockholders' equity	$1,296,863	$1,065,786
See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Earned premiums	$1,348,256	$983,681	$3,901,447	$2,907,927
Other	10,034	10,014	27,673	27,988
Total revenues	1,358,290	993,695	3,929,120	2,935,915
Expenses:
Medical expenses	1,217,603	868,022	3,462,996	2,570,662
Selling, general, and administrative expenses	136,373	110,015	388,514	317,643
Depreciation and amortization	8,108	7,977	23,801	22,574
Total expenses	1,362,084	986,014	3,875,311	2,910,879
Income (loss) from operations	(3,794)	7,681	53,809	25,036
Other expenses:
Interest expense	4,280	3,950	12,617	11,850
Other income, net	—	—	(1)	(89)
Total other expense	4,280	3,950	12,616	11,761
Income (loss) before income taxes	(8,074)	3,731	41,193	13,275
Provision (benefit) for income taxes	(22)	2	1,269	3,247
Net income (loss)	$(8,052)	$3,729	$39,924	$10,028
Less: Net loss attributable to noncontrolling interest	—	—	—	(254)
Net income (loss) attributable to Alignment Healthcare, Inc.	$(8,052)	$3,729	$39,924	$10,282

Net income (loss) per share attributable to Alignment Healthcare, Inc.:
Basic	(0.04)	0.02	0.19	0.05
Diluted	(0.04)	0.02	0.19	0.05
Weighted-average common shares outstanding:
Basic	208,556,942	199,026,808	207,132,468	197,007,141
Diluted	208,556,942	208,927,980	214,815,296	208,439,200
See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(amounts in thousands, except par value and share amounts)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at June 30, 2026	207,178,193	$207	$1,225,965	$(961,041)	$—	$265,131
Net loss	—	—	—	(8,052)	—	(8,052)
Issuance of common stock upon vesting of restricted stock units	1,780,347	—	—	—	—	—
Equity-based compensation	—	2	17,485	—	—	17,487
Stock options exercised	193,847	—	2,546	—	—	2,546
Balance at September 30, 2026	209,152,387	$209	$1,245,996	$(969,093)	$—	$277,112

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at June 30, 2025	197,958,237	$198	$1,142,509	$(1,001,740)	$—	140,967
Net income	—	—	—	3,729	—	3,729
Issuance of common stock upon vesting of restricted stock units	1,925,632	—	—	—	—	—
Equity-based compensation	—	2	16,225	—	—	16,227
Stock options exercised	104,646	—	948	—	—	948
Balance at September 30, 2025	199,988,515	$200	$1,159,682	$(998,011)	$—	$161,871
See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(amounts in thousands, except par value and share amounts)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2025	204,153,619	$205	$1,188,089	$(1,009,017)	$—	$179,277
Net income	—	—	—	39,924	—	39,924
Issuance of common stock upon vesting of restricted stock units	4,436,162	—	—	—	—	—
Equity-based compensation	—	4	49,676	—	—	49,680
Stock options exercised	562,606	—	8,231	—	—	8,231
Balance at September 30, 2026	209,152,387	$209	$1,245,996	$(969,093)	$—	$277,112

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interest	Total
Balance at December 31, 2024	191,778,639	$192	$1,107,952	$(1,008,293)	$1,104	$100,955
Net income (loss)	—	—	—	10,282	(254)	10,028
Issuance of common stock upon vesting of restricted stock units	7,981,928	—	—	—	—	—
Forfeitures	(277)	—	—	—	—	—
Equity-based compensation	—	8	48,959	—	—	48,967
Stock options exercised	228,225	—	2,771	—	—	2,771
Sale of consolidated subsidiary	—	—	—	—	(850)	(850)
Balance at September 30, 2025	199,988,515	$200	$1,159,682	$(998,011)	$—	$161,871
See accompanying notes to unaudited condensed consolidated financial statements.

Alignment Healthcare, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating Activities:
Net income	$39,924	$10,028
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss	699	548
Gain on sale of property and equipment	(1)	(72)
Depreciation and amortization	23,834	22,648
Amortization-investment discount	(478)	(1,041)
Amortization-debt issuance costs	1,790	1,321
Equity-based compensation	49,680	48,967
Non-cash lease expense	1,439	1,178
Changes in operating assets and liabilities:
Accounts receivable	9,963	(66,451)
Prepaid expenses and other current assets	(98,668)	(84,326)
Other assets	(9)	(47)
Medical expenses payable	147,177	239,008
Accounts payable and accrued expenses	1,004	11,185
Accrued compensation	(16,269)	8,349
Lease liabilities	(1,690)	(993)
Net cash provided by operating activities	158,395	190,302
Investing Activities:
Purchase of investments	(32,510)	(45,194)
Sale of property and equipment	—	75
Maturities of investments	46,135	57,995
Sale of business	—	1,065
Acquisition of property and equipment	(25,952)	(21,752)
Net cash used in investing activities	(12,327)	(7,811)
Financing Activities:
Debt issuance costs	(2,397)	(26)
Proceeds from stock option exercises	8,231	2,771
Net cash provided by financing activities	5,834	2,745
Net increase in cash	151,902	185,236
Cash, cash equivalents and restricted cash at beginning of period	577,937	434,942
Cash, cash equivalents and restricted cash at end of period	$729,839	$620,178
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,013	$6,740
Supplemental non-cash investing and financing activities:
Acquisition of property in accounts payable	$9	$79

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total above:

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$727,694	$618,067
Restricted cash in other assets	2,145	2,111
Total	$729,839	$620,178
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

In addition to net income, the CODM is also provided information on certain significant segment expenses which are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:	$1,358,290	$993,695	$3,929,120	$2,935,915
Expenses:
Medical expenses (less depreciation and equity-based compensation)	1,216,085	866,239	3,458,148	2,566,067
Selling, general, and administrative expenses (less equity-based compensation)	120,397	95,563	343,649	273,197
Other segment expenses (1)	25,580	24,214	74,782	74,773
Interest expense	4,280	3,950	12,617	11,850
Net income (loss)	$(8,052)	$3,729	$39,924	$10,028
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
Level 1 - Quoted prices in active markets for identical assets or liabilities
Level 2 - Other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability
Level 3 - Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date
The fair value of cash, cash equivalents, restricted cash and U.S. Treasury bills was determined based on Level 1 inputs. The fair value of certificate of deposits, which are recorded in other assets in the condensed consolidated balance sheets, and long-term debt was determined based on Level 2 inputs. There were no assets or liabilities measured at fair value using Level 3 inputs as of September 30, 2026 and December 31, 2025.
Revenue and Accounts Receivable
Earned premium revenue consisted of premium revenue and capitation revenue for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Premium	$1,348,028	$982,634	$3,900,680	$2,903,836
Capitation	228	1,047	767	4,091
Total	$1,348,256	$983,681	$3,901,447	$2,907,927
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
Interest income earned on our cash deposits and short-term investments is included within other revenue on the condensed consolidated statements of operations. Interest income for the three and nine months ended September 30, 2026 was $8,911 and $25,010, respectively. Interest income for the three and nine months ended September 30, 2025 was $8,177 and $21,407, respectively.
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
Our recognized premium revenue for our Medicare Advantage Plans are each subject to a minimum annual medical loss ratio (“MLR”) of 85%. The MLR represents medical costs as a percentage of premium revenue. The Code of Federal Regulations defines what constitutes medical costs and premium revenue, including certain additional expenses related to improving the quality of care provided, and the exclusion of certain taxes and fees, in each case as permitted or required by CMS and applicable regulatory requirements. If the minimum MLR is not met, we are required to remit a portion of the premiums back to the federal government. The amount remitted, if any, is recognized as an adjustment to premium revenues in the condensed consolidated statements of operations. The amounts payable under this provision were immaterial at September 30, 2026 and December 31, 2025.
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
We have contracts with a network of hospitals, physicians, and other providers and compensate those providers and ancillary organizations based on contractual arrangements or CMS Medicare compensation guidelines. We pay these contracting providers either through fee-for-service arrangements in which the provider is paid negotiated rates for specific services provided or a capitation payment, which represent monthly contractual fees disbursed for each member regardless of medical services provided to the member. We are responsible for the entirety of the cost of health care services related to the member population, in addition to supplemental benefits provided by us to our seniors.
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
In August 2022, the Inflation Reduction Act ("IRA") was signed into law. The law intends to increase tax revenue and reduce Medicare costs through lower prescription drug prices, inflation-based rebates, and increased financial responsibility for certain drug manufacturers. The provisions of the law are set to take effect over seven years from 2023 to 2029. For the three and nine months ended September 30, 2026 and September 30, 2025, we experienced an increase in both Part D premium revenues and medical expenses as a result of the IRA. Our 2026 bid pricing (submitted to CMS in June 2025) and budget reflect the expected impact the IRA will have on our business for fiscal year 2026.

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
Part D Subsidies
We also receive advance payments each month from CMS related to Catastrophic Reinsurance, Manufacturer Discount Program, the Low-Income Member Cost Sharing Subsidy (“Part D Subsidies”), and Select Drug Prepayments related to the Maximum Fair Price Program. Reinsurance subsidies represent funding from CMS for our portion of prescription drug costs that exceed the member’s out-of-pocket threshold or the catastrophic coverage level. Low-income cost sharing subsidies represent funding from CMS for all or a portion of the deductible, the coinsurance and co-payment for low-income beneficiaries. Additionally, the Inflation Reduction Act mandates consumer discounts on most brand-name prescription drugs for Part D plan participants in the initial coverage and catastrophic phases. These discounts are ultimately funded by the pharmaceutical manufacturers. In 2025, the IRA retired the Coverage Gap Discount Program, introduced the Manufacturer Discount Program, and changed the members' cost thresholds for the catastrophic phase. New in 2026, CMS is providing prepayment to cover liabilities associated with the Maximum Fair Price Program. These program changes and the corresponding changes in prepayments are reflected in our 2026 experience.
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
We record risk-sharing receivables and payables on a gross basis on the condensed consolidated balance sheets. Throughout the year, we evaluate expected losses on risk-sharing receivables and record the resulting expected losses to the reserve. We systematically build and release reserves based on adequacy and its assessment of expected losses on a monthly basis. Credit loss associated with risk share deficit receivables are recorded within medical expense in the condensed consolidated statements of operations. As of September 30, 2026 and December 31, 2025, we recorded an allowance for credit losses for substantially all of the risk-sharing receivable balance due to collection risk related to the balance. The risk-sharing payable is included within medical expenses payable on the condensed consolidated balance sheets.
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
Net Income (loss) per Share
Net income (loss) per share is calculated based on net income (loss) attributable to Alignment Healthcare, Inc.'s stockholders. Potentially dilutive common stock equivalents for the Company include stock options, unvested RSUs, unvested PSUs, and convertible senior notes.

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
The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$(8,052)	$3,729	$39,924	$10,028
Less: Net loss attributable to noncontrolling interests	—	—	—	(254)
Net income (loss) attributable to Alignment Healthcare, Inc.	$(8,052)	$3,729	$39,924	$10,282
Denominator:
Total weighted-average common shares outstanding	208,556,942	199,026,808	207,132,468	197,022,500
Less: Restricted shares of common stock	—	—	—	(15,359)
Total weighted-average common shares outstanding, net of restricted shares of common stock - basic	208,556,942	199,026,808	207,132,468	197,007,141

Dilutive effect of:
Stock options	—	309,030	703,054	354,209
RSUs	—	7,297,588	6,081,003	8,057,026
PSUs	—	2,294,554	898,771	3,020,824
Shares used to compute diluted income per common share	208,556,942	208,927,980	214,815,296	208,439,200

Net income (loss) per share:
Basic income (loss) per share	$(0.04)	$0.02	$0.19	$0.05
Diluted income (loss) per share	$(0.04)	$0.02	$0.19	$0.05
Basic net loss per share is the same as diluted net loss per share for the three months ended September 30, 2026 as the inclusion of all potentially dilutive shares would have been anti-dilutive.
Options outstanding that are antidilutive and therefore not factored into the weighted average common shares above were 2,059,731 for the nine months ended September 30, 2026. RSUs outstanding that are antidilutive and therefore not factored into the weighted average common shares above were 46,462 for the nine months ended September 30, 2026. Shares used to compute diluted income per common share for the nine months ended September 30, 2026 also excludes 23,768,341 of potentially outstanding shares related to our convertible senior notes, as these had an antidilutive effect on diluted income per share. Additionally, for the nine months ended September 30, 2026, we excluded 3,776,177 PSUs as the performance targets have not yet been achieved as of September 30, 2026. See Note 10, Equity-Based Compensation.
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
3. Fair Value
The following tables present the carrying value and fair value of these financial instruments as of September 30, 2026 and December 31, 2025:

	September 30, 2026
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
U.S. Treasury bills	$16,289	$16,286	$—	$—
Certificate of deposits	2,360	—	2,360	—
Total	$18,649	$16,286	$2,360	$—

	December 31, 2025
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
U.S. Treasury bills	$29,456	$29,465	$—	$—
Certificate of deposits	2,345	—	2,345	—
Total	$31,801	$29,465	$2,345	$—
The Company estimates the fair value of its convertible senior notes based on valuations provided by third-party pricing services. Fair value of the long-term debt as of September 30, 2026 was approximately $325,675. The Company's fair value of long-term debt disclosure is classified within Level 2 of the valuation hierarchy. As of December 31, 2025, the fair value of our long-term debt was approximately $514,164.
The carrying value of long-term debt represents the outstanding balance, net of unamortized debt issuance costs which was $324,497 and $323,176 as of September 30, 2026 and December 31, 2025, respectively.
Our nonfinancial assets and liabilities, which include goodwill, intangible assets, property, and equipment, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess these assets for impairment. No such impairment resulted during the nine months ended September 30, 2026. We recorded an impairment charge related to goodwill as of December 31, 2025. See Note 6, Goodwill and Intangible Assets.

U.S. Treasury Securities Investments
As of September 30, 2026 and December 31, 2025, the Company had $15,260 and $28,413, respectively, of investments in U.S. Treasury bills, which were classified as held to maturity and carried at amortized cost. As of September 30, 2026, $15,260 of the investments are included in short-term investments in the condensed consolidated balance sheets as the original maturities are greater than three months and less than twelve months. As of December 31, 2025, the entire balance was included in short-term investments as the original maturities were greater than three months and less than twelve months. The Company has the intent and ability to hold these securities to maturity and gross unrecognized gains and losses were immaterial.
Restricted Investments
Restricted investments are composed of investments in U.S. Treasury bills and certificates of deposits and are included within other assets in the condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the Company had $1,029 and $1,043 of restricted investments in U.S. Treasury bills and $2,360 and $2,345 of restricted investments in certificates of deposits, respectively. The Company has the intent and ability to hold these investments until maturity; therefore, these investments are stated at amortized cost. Restricted investments are required to be maintained at a financial institution within certain states. As of September 30, 2026 and December 31, 2025, these investments had maturities with less than 12 months. Due to the nature of the state's requirements, these assets are classified as noncurrent assets regardless of the contractual maturity date.
Money Market Funds
As of September 30, 2026 and December 31, 2025, the Company had $275,554 and $216,155, respectively, in money market funds, which are recorded at fair value and included in cash and cash equivalents in the consolidated condensed balance sheet.
4. Accounts Receivable
Accounts receivable consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Government receivables	$75,903	$52,411
Pharmacy rebate receivables	150,330	179,196
Other receivables	17,011	22,433
Total accounts receivable	243,244	254,040
Allowance for credit losses	(699)	(833)
Accounts receivable, net	$242,545	$253,207
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
We recorded credit loss related to accounts receivable of $434 and $286 during the three months ended September 30, 2026 and 2025, respectively, and $699 and $548 during the nine months ended September 30, 2026 and 2025, respectively.

The amounts were recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.
5. Property and Equipment
Property and equipment consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Computers and equipment	$15,745	$13,815
Office equipment and furniture	4,551	4,338
Software	241,273	218,023
Leasehold improvements	6,253	6,224
Construction in progress	1,522	983
Subtotal	269,344	243,383
Less accumulated depreciation	(202,905)	(179,132)
Property and equipment-net	$66,439	$64,251
Depreciation expense for the three months ended September 30, 2026 and 2025 was $8,115 and $7,985, respectively, of which $7 and $8, respectively, were included in medical expenses. Depreciation expense for the nine months ended September 30, 2026 and 2025 was $23,834 and $22,014, respectively, of which $33 and $74, respectively, were included in medical expenses.
6. Goodwill and Intangible Assets
Intangible assets consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026
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
Amortization expense relating to intangible assets for the three months ended September 30, 2026 and 2025 was $0. Amortization expense relating to intangible assets for the nine months ended September 30, 2026 and 2025, was $0 and $634, respectively. Included within the amortization balance for the nine months ended September 30, 2025 was $634 in impairment charges related to the remeasurement of goodwill associated with one of our subsidiaries.

7. Medical Expenses Payable
The following table is a detail of medical expenses payable as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Claims incurred but not paid	$295,230	$297,368
Capitation and risk-sharing payable	82,551	85,083
Part D subsidies and other	243,965	92,118
Medical expenses payable	$621,746	$474,569
Each period, we re-examine previously established outstanding claims reserve estimates based on actual claims submissions and other changes in facts and circumstances. As more complete claim information becomes available, we adjust the amount of the estimates and include the changes in estimates in claim costs in the period in which the change is identified. Substantially all of the total claims paid by us are known and settled within the first year from the date of service, and substantially all remaining claim amounts are paid within a three-year period.
The following table presents components of the change in medical expenses payable as of September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025
Claims incurred but not paid - beginning balance	$297,368	$168,357
Incurred related to:
Current year	1,233,132	848,585
Prior years	(19,141)	(26,163)
Total incurred, net of reinsurance	1,213,991	822,422
Payments related to:
Current year	956,346	563,755
Prior years	259,783	128,848
Total payments, net of reinsurance	1,216,129	692,603
Claims incurred but not paid - ending balance	295,230	298,176
Capitation payable, risk-sharing payable, and other	326,516	230,620
Total medical expenses payable	$621,746	$528,796
We re-examine previously established outstanding claims reserve estimates based on actual claims submissions and other changes in facts and circumstances. We recognized a favorable prior year development, excluding provision for adverse deviation of $89 and $1,936 for the three and nine months ended September 30, 2026. The favorable prior year development was primarily due to better-than-expected claims recoveries and actual claims expense being less than expected.

8. Long-Term Debt
Long-term debt is recorded at carrying value in the condensed consolidated balance sheets. The carrying value of long-term debt outstanding, net of unamortized debt issuance costs, consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Long-term debt	$330,000	$330,000
Less unamortized debt issuance costs	(5,503)	(6,824)
Long-term debt-net of amortization	324,497	323,176
Less current maturities of long-term debt	—	—
Long-term debt - net of current portion	$324,497	$323,176
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
Borrowings under the Credit Facility may be used for permitted acquisitions, working capital, the payment of fees, costs and expenses incurred in connection with the Credit Agreement and other general corporate purposes. The Borrower did not borrow any amounts under the Credit Facility as of September 30, 2026.
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
The Borrower’s obligations under the Credit Agreement are guaranteed by the Company and certain subsidiaries of the Company and secured by substantially all of the assets of the Borrower, the Company and such subsidiaries of the Company, subject to customary exceptions. None of the Company’s health plan subsidiaries or other regulated entities are guarantors under the Credit Agreement and the equity in such subsidiaries was not pledged. The Credit Agreement contains customary representations and warranties, as well as affirmative and negative covenants. Negative covenants include, among others, customary covenants that restrict the ability of the Company and its subsidiaries, without the approval of requisite lenders, to engage in certain fundamental transactions, incur debt and liens, enter into transactions with affiliates and make certain restricted payments and restricted investments, in each case, as set forth in the Credit Agreement and subject to certain thresholds and exceptions. The Credit Agreement also contains other customary covenants and events of default for secured credit facilities of this type. Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to the lenders, the obligations under the Credit Agreement may be accelerated. As of September 30, 2026, there was no outstanding debt under the credit facility and we were in compliance with all financial covenants.
9. Income Taxes
For the three and nine months ended September 30, 2026, we recorded income tax (benefit) expense of $(22) and $1,269. For the three and nine months ended September 30, 2025 we recorded income tax expense of $2 and $3,247. The change in tax for the three months ended September 30, 2026 when compared to the three months ended September 30, 2025 is primarily attributable to a change in state taxes. Our future effective tax rate may vary from the statutory tax rate primarily due to changes in our valuation allowance, state taxes, and excess executive compensation.
We have federal and state cumulative net operating losses ("NOLs") as of September 30, 2026 and December 31, 2025. Given the history of losses, and after consideration for the risk associated with estimates of future taxable income, we established a full valuation allowance against net deferred tax assets at September 30, 2026 and 2025. Under the Tax Cuts and Jobs Act (“TCJA”), federal NOLs generated after 2017 will be carried forward indefinitely but are limited to an 80% deduction of taxable income. NOLs generated prior to 2018 have a 20-year carryforward period and can be used to offset 100% of taxable income. An exception to the TCJA federal NOL rule applies to certain of our subsidiaries and requires all NOLs generated from those entities to have a 20-year carryforward period and offset 100% of taxable income. For the year ended December 31, 2025, federal and state NOL carryforwards were $617,001 and $531,012, respectively. $95,332 of the total federal net operating loss carryforwards have an indefinite life while the remaining federal and state net operating loss carryforwards begin to expire in 2033 if not utilized. On June 27, 2024, California Senate Bill 167 (“SB 167”) was enacted into law, suspending California NOL utilization for taxpayers with more than $1 million of taxable income, effective for tax years 2024, 2025, and 2026. SB 167 includes an extended carryover period for the suspended NOLs with an additional year carryforward for each year of suspension. The Company will continue to monitor this legislation and its impact on our deferred tax assets.
An “ownership change” as defined under Section 382 of the Internal Revenue Code ("IRC"), could potentially limit the ability to utilize certain tax attributes including the Company’s substantial NOLs. Ownership change is generally defined as any significant change in ownership of more than 50% of the Company's stock over a three-year testing period. If, as a result of current or future transactions involving our common stock, we undergo cumulative ownership changes which exceed 50% over a testing period, our ability to utilize our NOL carryforwards would be subject to additional limitations under IRC Section 382. We continue to monitor changes in ownership with respect to these income tax provisions.
The One Big Beautiful Bill Act (“OBBB Act”) was enacted on July 4, 2025 in the United States. The OBBB Act includes several significant provisions, including re-establishing a 100% bonus depreciation deduction, re-establishing rules in calculating business interest expense limitations pursuant to §163(j), and removing the capitalization requirements for domestic research or experimental (“R&E”) expenditures paid or incurred in tax years beginning after December 31, 2024. We have considered the applicable tax impact of the OBBB Act within the 2026 financial statements.
10. Equity-Based Compensation
Equity Awards
Stock Options
Our outstanding stock options generally vest 25% annually over four years and generally expire 10 years from the date of the grant. The 2021 Equity Incentive Plan (“Plan”) provides that stock option grants will be made with an exercise price at no less than the estimated fair value of common stock at the date of the grant.

The following is a summary of the stock option transactions as of and for the three and nine months ended September 30, 2026:

	Stock Options Outstanding
(amounts in thousands, except shares and per share amount)	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2025	7,408,212	$17.05	5.28	$20,001
Options granted	—	—
Options exercised	(137,087)	15.85
Options forfeited / expired	(216,537)	18.00
Balances as of March 31, 2026	7,054,588	17.05	5.03	6,477
Options granted	—	—
Options exercised	(231,672)	16.96
Options forfeited / expired	(3,400)	18.00
Balances as of June 30, 2026	6,819,516	17.05	4.78	46,106
Options granted	—	—
Options exercised	(193,847)	10.99
Options forfeited / expired	(6,690)	18.00
Balances as of September 30, 2026	6,618,979	$17.23	4.51	39
Vested and Exercisable as of September 30, 2026	6,610,025	$17.23	4.51	$39
Aggregate intrinsic value represents the difference between the exercise price of the option and the closing price of our common stock. The aggregate intrinsic value of options exercised for the three and nine months ended September 30, 2026 was $0 and $1, respectively. No options were granted during the three and nine months ended September 30, 2026.
Restricted Stock Units
Our outstanding Restricted Stock Units ("RSU") generally vest 33% annually over three years or 25% annually over four years.
The following is a summary of RSU transactions as of and for the three and nine months ended September 30, 2026:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2025	9,356,689	$10.49
Granted	2,613,707	17.21
Vested	(2,699,553)	8.91
Forfeited	(286,686)	11.97
Unvested and outstanding as of March 31, 2026	8,984,157	$12.87
Granted	284,324	15.02
Vested	(275,453)	13.40
Cancelled/forfeited	(111,702)	12.31
Unvested and outstanding as of June 30, 2026	8,881,326	$12.93
Granted	173,689	19.76
Vested	(1,780,347)	14.89
Cancelled/forfeited	(70,500)	19.58
Unvested and outstanding as of September 30, 2026	7,204,168	$12.55

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
A Stock Price Hurdle is achieved if the volume-weighted average price per share over any 30-consecutive-trading-day period during the Measurement Period equals or exceeds the applicable price. Any tranche of PSUs that Mr. Kao has earned will become vested upon the later of (i) the date on which the applicable Stock Price Hurdle has been achieved or (ii) the date on which the Service Requirement has been met, subject to his continued service through such later date. PSUs for which the relevant Stock Price Hurdle has not been achieved by the end of the Measurement Period will be forfeited.
The following is a summary of PSU transactions for the three and nine months ended September 30, 2026:

	Performance-based restricted stock units	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2025	1,685,407	$9.35
Granted	1,792,525	15.62
Vested	—	—
Forfeited	—	—
Unvested and outstanding as of March 31, 2026	3,477,932	$12.58
Granted	210,526	14.25
Vested	—	—
Cancelled/forfeited	—	—
Unvested and outstanding as of June 30, 2026	3,688,458	$12.68
Granted	87,719	24.01
Vested	—	—
Cancelled/forfeited	—	—
Unvested and outstanding as of September 30, 2026	3,776,177	$12.94

Equity-Based Compensation Expense
Total equity-based compensation expense was presented on the statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2026	2025	2026	2025
Selling, general and administrative expenses	$15,976	$14,452	$44,865	$44,446
Medical expenses	1,511	1,775	4,815	4,521
Total equity-based compensation expense	$17,487	$16,227	$49,680	$48,967
As of September 30, 2026, there was $81,760 in unrecognized compensation expense related to all non-vested awards (Options, RSUs and PSUs) that will be recognized over the weighted-average period of 1.77 years.
11. Regulatory Requirements and Restricted Funds
Our health plans or risk-bearing entities are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which it operates.
Risk-Based Capital
The National Association of Insurance Commissioners has adopted rules, which, if implemented by the states, set minimum capitalization requirements for insurance companies, health maintenance organizations ("HMOs"), and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital ("RBC") rules, which may vary from state to state. Certain states in which our health plans or risk-bearing entities operate have adopted the RBC rules. Our health plans or risk-bearing entities were in compliance with the RBC requirements as of September 30, 2026.
Tangible Net Equity
Our health plans in California are required to comply with the tangible net equity ("TNE") requirements. The required amount is 150% of the larger of: (1) $1,000; (2) the sum of 2% of the first $150,000 of annualized premium revenue and 1% of annualized premium revenue in excess of $150,000; or (3) 8% of the first $150,000 of annualized health care expenditures except those paid on a capitated or managed hospital payment basis, plus 4% of  the annualized health care expenditures in excess of $150,000, except those paid on a capitated or managed hospital payment basis, plus 4% of annualized hospital expenditures paid on a managed hospital payment basis. For newer health plans, through the first three years immediately following the health plan’s operational start date, the required amount is 200% of the larger of the TNE calculation described above. We were in compliance with the TNE requirements as of September 30, 2026.
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
We may be involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate resolution of legal proceedings is not expected to have a material adverse effect on the condensed consolidated financial statements. Amounts accrued for legal proceedings were not material as of September 30, 2026 and December 31, 2025.
Risk Adjustment Data Validation Audit
On June 25, 2025, the Company was notified that its California HMO plan had been selected for an audit of Medicare Advantage contract-specific risk adjustment data validation (“RADV”) with respect to payment year 2019. CMS conducts RADV audits in order to validate the coding practices of and supporting documentation maintained by health care providers and such audits may result in retrospective adjustments to payments made to the Company’s health plans. Under CMS’s final rule issued in 2023, CMS announced its intent to apply a revised methodology, including extrapolated audit findings to estimate contract-wide overpayments and without application of the previously employed “fee-for-service adjuster” that accounted for the error rate in the original Medicare data that CMS used to develop the risk adjustment model.  Additionally, in May 2025, CMS announced a significant expansion to its RADV audit program, stating, among other things, that it intended to conduct RADV audits with extrapolation on all eligible MA plans on an annual basis and that it would accelerate the timetable for clearing its backlog of audits with respect to payment years 2018-24. However, on September 25, 2025, a Federal District Court in Texas vacated CMS’s final rule regarding extrapolation of results of RADV audits for payment years beginning with payment year 2018. As of September 30, 2026, the Company is in the process of collecting and reviewing medical records with respect to the member cohort selected for the RADV audit. The Company is continuing to monitor developments with respect to these audits and continuing to assess their potential impact.

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
We have grown Health Plan Membership, which we define as members enrolled in our health maintenance organization ("HMO") and preferred provider organization ("PPO") contracts (the "Alignment Health Plan"), from approximately 13,000 members at inception to 301,200 members as of September 30, 2026, representing a 30% compound annual growth rate. Our ultimate goal is to bring this differentiated, advocacy-driven healthcare experience to millions of senior consumers in the United States and to become the most trusted senior healthcare brand in the country.
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
Factors Affecting Our Performance
Our unique clinical model, led by employed clinical teams known as Care Anywhere, acts upon insights derived from our proprietary technology platform, AVA. This integration between our technology and employed care model is a key element of our business with capabilities that we expect to impact our future performance. AVA’s data insights, combined with the clinical control of our care model, enable us to personalize and manage our member relationships, care quality, and to coordinate and manage risk with our provider partners. AVA’s unified platform, analytical tools and data across the healthcare ecosystem enable us to produce consistent outcomes, unit economics and support new member growth. Additionally, our historical financial performance has been, and we expect our financial performance in the future will be, driven by our ability to:
•Capitalize on Our Existing Market Growth Opportunity: Our ability to attract and retain members to grow in our existing markets depends on our ability to offer a superior value proposition. We routinely take market share from large established players in highly competitive markets, a key source of our health plan membership growth in excess of the industry average. We believe that there are still significant opportunities for future growth even in some of our most mature markets where we have approximately 10-30% market share. As of September 30, 2026, we have approximately 301,200 Health Plan Members, which, according to CMS data, represent only 6% market share of Medicare Advantage enrollees in our markets.

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
•Provide Superior Service, Care and Consumer Satisfaction: We are highly focused on providing superior service and care to our members and on maintaining high levels of consumer satisfaction, which are important drivers of our financial performance and growth. The CMS Five Star Quality Rating System provides economic incentives to Medicare Advantage plans that achieve Star ratings of 4.0 or higher by (i) meeting certain care criteria (such as completing particular preventative screening procedures or ensuring proper follow-up care is provided for specific conditions or episodes) and (ii) receiving high member satisfaction ratings. These incentives impact financial performance in the year following the CMS Rating Year (for example, CMS’s announcement of the 2027 Ratings occurred in the second half of 2026 and will impact our financial performance in 2028). As of the current 2026 rating year, one hundred percent of our health plan members are enrolled in plans rated 4 stars and above. With respect to the 2027 rating year, CMS recently announced that the Company’s California HMO health plan contract (H3815), which serves approximately 75% of the Company’s health plan membership, was awarded a 3.5-Star Rating. The Company retained a 4.0-Star or higher rating in each of its six other eligible plans, including three plans that achieved a 4.5-Star Rating, for the 2027 rating year. The Company has and will continue to implement enterprise-wide initiatives, including to enhance member and provider engagement, expand care gap closure programs and provide additional quality oversight. The Company believes these actions will strengthen its business and position H3815 to return to at least a 4.0-Star rating in future rating years. The Company has commenced litigation challenging certain Star Ratings measures and methodologies that it believes are inconsistent with applicable law and CMS’s statutory authority.
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

Executive Summary
The following table presents key financial statistics for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in '000's, except percentages)	2026	2025	% Change	2026	2025	% Change
Health plan membership (at period end)	301,200	229,600	31.2%	301,200	229,600	31.2%
Medical benefits ratio	89.5%	87.2%	2.3%	88.0%	87.4%	0.6%
Revenues	$1,358,290	$993,695	36.7%	$3,929,120	$2,935,915	33.8%
Income (loss) from Operations	$(3,794)	$7,681	(149.4)%	$53,809	$25,036	114.9%
Net income (loss)	$(8,052)	$3,729	(315.9)%	$39,924	$10,028	298.1%
Adjusted EBITDA(1)	$21,808	$32,439	(32.8)%	$127,804	$98,530	29.7%
Adjusted gross profit(1)	$142,205	$127,456	11.6%	$470,972	$369,848	27.3%
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

Adjusted gross profit is reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(dollars in thousands)
Income (loss) from operations	$(3,794)	$7,681	$53,809	$25,036
Add back:
Equity-based compensation (medical expenses)	1,511	1,775	4,815	4,521
Depreciation (medical expenses)	7	8	33	74
Depreciation and amortization(1)	8,108	7,977	23,801	22,574
Selling, general, and administrative expenses	136,373	110,015	388,514	317,643
Total add back	145,999	119,775	417,163	344,812
Adjusted gross profit	$142,205	$127,456	$470,972	$369,848
(1)Amortization expense for the nine months ended September 30, 2025 includes $0.6 million in impairment expense related to the remeasurement of goodwill associated with one of our subsidiaries. There was no impairment expense for the three months ended September 30, 2025.
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

Adjusted EBITDA is reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(dollars in thousands)
Net income (loss)	$(8,052)	$3,729	$39,924	$10,028
Less: Net loss attributable to noncontrolling interest	—	—	—	(254)
Adjustments:
Interest expense	4,280	3,950	12,617	11,850
Depreciation and amortization(1)	8,115	7,985	23,834	22,648
Income taxes	(22)	2	1,269	3,247
Equity-based compensation(2)	17,487	16,227	49,680	48,967
Litigation costs (3)	—	546	481	1,608
Gain on sale of property and equipment	—	—	(1)	(72)
Adjusted EBITDA	$21,808	$32,439	$127,804	$98,530

(1)Amortization expense for the nine months ended September 30, 2025 includes $0.6 million in impairment expense related to the remeasurement of goodwill associated with one of our subsidiaries. There was no impairment expense for the three months ended September 30, 2025.
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

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(dollars in thousands)
Revenues:
Earned premiums	$1,348,256	$983,681	$3,901,447	$2,907,927
Other	10,034	10,014	27,673	27,988
Total revenues	1,358,290	993,695	3,929,120	2,935,915
Expenses:
Medical expenses	1,217,603	868,022	3,462,996	2,570,662
Selling, general, and administrative expenses	136,373	110,015	388,514	317,643
Depreciation and amortization	8,108	7,977	23,801	22,574
Total expenses	1,362,084	986,014	3,875,311	2,910,879
Income (loss) from operations	(3,794)	7,681	53,809	25,036
Other expenses:
Interest expense	4,280	3,950	12,617	11,850
Other income, net	—	—	(1)	(89)
Total other expense	4,280	3,950	12,616	11,761
Income (loss) before income taxes	(8,074)	3,731	41,193	13,275
Provision (benefit) for income taxes	(22)	2	1,269	3,247
Net income (loss)	$(8,052)	$3,729	$39,924	$10,028
Less: Net loss attributable to noncontrolling interest	—	—	—	(254)
Net income (loss) attributable to Alignment Healthcare, Inc.	$(8,052)	$3,729	$39,924	$10,282

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(% of revenue)
Revenues:
Earned premiums	99.3%	99.0%	99.3%	99.0%
Other	0.7	1.0	0.7	1.0
Total revenues	100.0	100.0	100.0	100.0
Expenses:
Medical expenses	89.6	87.3	88.1	87.6
Selling, general, and administrative expenses	10.0	11.1	9.9	10.8
Depreciation and amortization	0.6	0.8	0.6	0.8
Total expenses	100.2	99.2	98.6	99.2
Income (loss) from operations	(0.2)	0.8	1.4	0.8
Other expenses:
Interest expense	0.3	0.4	0.3	0.4
Other income, net	—	—	—	—
Total other expense	0.3	0.4	0.3	0.4
Income (loss) before income taxes	(0.5)	0.4	1.1	0.4
Provision (benefit) for income taxes	—	—	—	0.1
Net income (loss)	(0.5)	0.4	1.1	0.3
Less: Net loss attributable to noncontrolling interest	—	—	—	—
Net income (loss) attributable to Alignment Healthcare, Inc.	(0.5)	0.4%	1.1%	0.3%

Revenues

	Three Months Ended September 30,		Change
	2026	2025	$	%
(dollars in thousands)
Revenues:
Earned premiums	$1,348,256	$983,681	$364,575	37.1%
Other	10,034	10,014	20	0.2%
Total revenues	$1,358,290	$993,695	$364,595	36.7%

	Nine Months Ended September 30,		Change
	2026	2025	$	%
(dollars in thousands)
Revenues:
Earned premiums	$3,901,447	$2,907,927	$993,520	34.2%
Other	27,673	27,988	(315)	(1.1)%
Total revenues	$3,929,120	$2,935,915	$993,205	33.8%
Earned Premiums. Earned premium revenues were $1,348.3 million and $983.7 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $364.6 million or 37.1%. Earned premium revenues were $3,901.4 million and $2,907.9 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of

$993.5 million or 34.2%. The increase was primarily driven by growth in our Health Plan membership, which increased 31.2% between September 30, 2025 and September 30, 2026.
Other Revenue. Other revenue increased $0.02 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, an increase of 0.2%. Other revenue decreased $0.3 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, a decrease of 1.1%. For the three and nine months ended September 30, 2026, other revenue decreased as a result of the Company no longer participating in the ACO Reach program and a decrease in revenue from services provided to third-party providers. This decrease was offset by an increase in our average interest earning cash balances and current investments. Cash and cash equivalents, and other current investments were $743.0 million as of September 30, 2026 compared to $644.1 million as of September 30, 2025.
Expenses

	Three Months Ended September 30,		Change
	2026	2025	$	%
(dollars in thousands)
Expenses:
Medical expenses	$1,217,603	$868,022	$349,581	40.3%
Selling, general and administrative expenses	136,373	110,015	26,358	24.0%
Depreciation and amortization	8,108	7,977	131	1.6%
Total expenses	$1,362,084	$986,014	$376,070	38.1%

	Nine Months Ended September 30,		Change
	2026	2025	$	%
(dollars in thousands)
Expenses:
Medical expenses	$3,462,996	$2,570,662	$892,334	34.7%
Selling, general and administrative expenses	388,514	317,643	70,871	22.3%
Depreciation and amortization	23,801	22,574	1,227	5.4%
Total expenses	$3,875,311	$2,910,879	$964,432	33.1%

Medical Expenses. Medical expenses were $1,217.6 million and $868.0 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $349.6 million, or 40.3%. Medical expenses were $3,463.0 million and $2,570.7 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $892.3 million, or 34.7%. The increase was driven primarily by the growth in Alignment’s Health Plan membership, which increased 31.2% between September 30, 2025 and September 30, 2026. The increase was also due to medical cost trends that were higher than expected in certain cost categories.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $136.4 million and $110.0 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $26.4 million, or 24.0%. Selling, general and administrative expenses were $388.5 million and $317.6 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $70.9 million, or 22.3%. The increase was primarily due to an increase in ongoing investments and expenditures in operations, technology, network development, and sales and marketing to drive the growth of Alignment's Health Plan membership. Selling, general, and administrative expenses as a percentage of revenue decreased from 11.1% to 10.0% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, and from 10.8% to 9.9% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease as a percentage of revenues is mainly attributable to economies of scale gained from Alignment's membership growth.
Depreciation and Amortization. Depreciation and amortization expense was $8.1 million and $8.0 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $0.1 million, or 1.6%. Depreciation and amortization expense was $23.8 million and $22.6 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $1.2 million, or 5.4%. The increase was primarily due to the amount and timing of our capital expenditures and the associated depreciation relative to 2025. The nine-month increase was offset by a decrease in amortization expense. For the nine months ended September 30, 2025, we recorded impairment expense of $0.6 million related to the remeasurement of goodwill associated with one of our subsidiaries. The goodwill impairment was recorded to amortization expense.
Other Expenses
Interest expense. Interest expense was $4.3 million and $4.0 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $0.3 million or 7.5%. Interest expense was $12.6 million and $11.9 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $0.7 million or 5.9%. The increase in interest expense was mainly attributable to an increase in debt issuance cost amortization related to the Revolving Credit Facility that was entered into in February 2026.
Other income, net. Other income was $0.0 million and $0.0 million for the three months ended September 30, 2026 and 2025, respectively. Other income was $0.0 million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease was mainly attributable to gains on the sale of property and equipment during the nine months ended September 30, 2025 that did not recur in 2026.
Liquidity and Capital Resources
General
To date, we have financed our operations principally through our IPO, private placements of our equity securities, revenues, and convertible notes (described below). As of September 30, 2026, we had $743.0 million in cash, cash equivalents and short-term investments.
We operate as a holding company in a highly regulated industry. Alignment Healthcare, Inc., the parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. As of September 30, 2026, the operating parent company (an indirect wholly owned subsidiary of the parent company) had $140.6 million in cash, cash equivalents and short-term investments.
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

Other states in which our health plans or risk bearing entities operate have chosen not to adopt the RBC rules, but instead have designed and implemented their own rules regarding capital adequacy, such as the tangible net equity ("TNE") requirements for our health plans in California. As of September 30, 2026, our health plans or risk-bearing entities were in compliance with the minimum capital requirements.
Convertible Senior Notes
On November 22, 2024, the Company completed the sale of $330.0 million of its 4.25% Convertible Senior Notes (the "Notes"). The Notes were issued pursuant to an indenture (the "Indenture"), dated as of November 22, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (the "Trustee"). The Notes are senior, unsecured obligations of the Company, and interest will be payable semi-annually in arrears at a rate of 4.25% per annum beginning on May 15, 2025. The Notes will mature on November 15, 2029, unless earlier repurchased, redeemed or converted in accordance with their terms. The net cash proceeds from the sale of the Notes was approximately $321.1 million, after subtracting fees, discounts and estimated expenses in connection with the transaction.
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
Borrowings under the Credit Facility may be used for permitted acquisitions, working capital, the payment of fees, costs and expenses incurred in connection with the Credit Agreement and other general corporate purposes. The Borrower did not borrow any amounts under the Credit Facility as of September 30, 2026.
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
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Net cash provided by operating activities	$158,395	$190,302
Net cash used in investing activities	(12,327)	(7,811)
Net cash provided by financing activities	5,834	2,745
Net change in cash	151,902	185,236
Cash, cash equivalents and restricted cash at beginning of period	577,937	434,942
Cash, cash equivalents and restricted cash at end of period	$729,839	$620,178
Operating Activities
For the nine months ended September 30, 2026, net cash provided by operating activities was $158.4 million, a decrease of $31.9 million compared to net cash provided by operating activities of $190.3 million for the nine months ended September 30, 2025. The decrease is mainly attributable to the timing of our medical expense payments in the third quarter of 2026 compared to the third quarter of 2025 and an increase in accrued compensation and prepaid expenses and other current assets. The decrease was partially offset by an increase in net income and timing of accounts receivable settlements.
Investing Activities

For the nine months ended September 30, 2026, net cash used in investing activities was $12.3 million, an increase of $4.5 million compared to net cash used in investing activities of $7.8 million for the nine months ended September 30, 2025. The increase primarily relates to a decrease in investment maturities and an increase in capital expenditures for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was partially offset by a decrease in investment purchases.

Financing Activities
For the nine months ended September 30, 2026, net cash provided by financing activities was $5.8 million, an increase of $3.1 million, compared to net cash provided by financing activities of $2.7 million for the nine months ended September 30, 2025. The increase is primarily attributable to an increase in proceeds from stock option exercises for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was offset by an increase in debt issuance costs related to the revolving credit facility.
Material cash requirements from known contractual and other obligations
There have been no material changes to our contractual obligations disclosed in our Annual Report.
Off-Balance Sheet Arrangements
As of September 30, 2026, the Company had $200.0 million of borrowing capacity under the Revolving Credit Facility, see "Liquidity and Capital Resources - Revolving Credit Facility" for further information.
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
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements, “Summary of Significant Accounting Policies—Recent Accounting Pronouncements Issued” for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in interest rates and inflation.
Interest Rate Risk
As of September 30, 2026, we had $16.3 million of U.S. Treasury bills which were classified as held to maturity and had maturities less than twelve months. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe that our exposure to interest rate risk on these investments is not significant. We do not enter into investments for trading purposes.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures:
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2026.
Changes to our Internal Controls over Financial Reporting:
There were no material changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
On July 10, 2026, the Company filed an action against the Centers for Medicare & Medicaid Services (“CMS”) and the Secretary of the U.S. Department of Health and Human Services in the U.S. District Court for the District of Columbia (Case No. 1:26-cv-02441) challenging CMS’s calculation of the Company’s Medicare Advantage Star Ratings for payment year 2027. The complaint alleges, among other things, that CMS’s use of certain measures and specifications that were not adopted through required notice-and-comment rulemaking to calculate the Company’s Star Ratings was in violation of the Administrative Procedure Act. The Company filed a motion for summary judgment on August 3, 2026, which has been fully briefed, and the parties are awaiting a potential hearing date and decision.
On October 9, 2026, the Company filed a separate action against CMS and the Secretary of the U.S. Department of Health and Human Services in the U.S. District Court for the District of Columbia (Case No. 1:26-cv-3550) challenging CMS’s calculation of the Company’s Medicare Advantage Star Ratings for payment year 2028. The complaint asserts claims consistent with those asserted in the Company’s payment year 2027 action regarding CMS’s use of certain Star Ratings measures and specifications and the calculation of the Company’s Star Ratings. For additional information regarding the Clover Health litigation, see Part II, Item 1A, “Risk Factors.”
The Company cannot predict the outcome of these proceedings.
For additional information on our legal proceedings, see Note 12, Commitments and Contingencies – Legal Proceedings, to Alignment Healthcare, Inc.'s Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors.
Except as set forth below, there have been no material changes to the risk factors disclosed in the Annual Report.
Our Star Rating has declined with respect to our largest Medicare Advantage contract, which will impact our quality bonus payments, and we may not be successful in maintaining or improving our Star ratings in future years.
CMS measures the quality of Medicare Advantage plans through a Five Star Quality Rating System. The Star Rating system considers various measures adopted by CMS, including, among others, quality of care, preventative services, chronic illness management and member satisfaction. The achievement of Star ratings of 4-Star or higher qualifies Medicare Advantage plans for an increase in the benchmark against which they bid (potentially increasing premium payments). With respect to the 2027 rating year, CMS recently announced that the Company’s California HMO health plan contract (H3815), which serves approximately 75% of the Company’s health plan membership, was awarded a 3.5-Star Rating. The Company retained a 4.0-Star or higher rating in each of its six other eligible plans, including three plans that achieved a 4.5-Star Rating, for the 2027 rating year. The rating year 2027 Stars results are not expected to impact our revenue for fiscal years 2026 or 2027. The change in Star Ratings performance for rating year 2027 will impact our quality bonus payments for fiscal year 2028.
We may not be able to maintain or improve upon the Star ratings of our health plans in future years. Failure to maintain satisfactory quality and performance measures may negatively affect our premium rates, impede our ability to compete for new business in existing or new markets or result in the termination of our contracts, or affect our ability to enter into new CMS contracts or expand the service area of current health plans. Star ratings are an important component of how MA beneficiaries select an MA plan, both during each annual enrollment period and throughout each year. Low Star ratings may reduce our membership or result in lower membership growth rates, if members choose to enroll in higher-rated plans.
Various factors may make it difficult for us to maintain or increase our Star ratings. For example, there are numerous providers that serve our plans, and we engage multiple third-party vendors to provide supplemental plan benefits. We may have limited success in obtaining quality health care outcomes and satisfactory member experiences from these providers and vendors. As a result of our dependence upon these relationships, we may have limited ability to directly influence the overall quality rating of our plans. Additionally, our higher concentration of minority members and members residing in socioeconomically disadvantaged neighborhoods generally may make it more difficult for us to achieve and maintain high Star ratings as compared to our competitors, given the well-documented health disparities among different minority and socioeconomic groups. CMS has attempted to address some of this disparity, but the efforts may not work as intended or be sufficient to address the difficulties of serving varying member populations. More recently, based on our review of the data provided by CMS, the decline in Stars performance for H3815 for rating year 2027 was driven primarily by higher industry cut points and a decline in certain triple-weighted measures across Health Outcomes Survey (HOS) and Part D. We have and will continue to implement enterprise-wide initiatives, including to enhance member and provider engagement, expand care gap closure programs and provide additional quality oversight. We believe these actions will strengthen our business and position H3815 to return to at least a 4.0-Star rating in future rating years. However, there can be no assurance that these initiatives will be successful or that H3815 will return to a 4.0-Star or higher rating in future rating years.
The Star Ratings program and the methodologies used to calculate Star Ratings are subject to change and uncertainty, including as a result of CMS actions, litigation and other legal and regulatory developments. For example, in May 2026, a federal district court ruled in favor of Clover Health in litigation challenging CMS’s use of certain measures in calculating its 2026 Star Rating and ordered CMS to recalculate Clover Health’s rating without the challenged measures. In response, CMS issued a memorandum announcing that it would voluntarily recalculate the 2027 quality bonus payment ratings for certain Medicare Advantage contracts and increase ratings where the recalculation resulted in a higher rating. CMS has appealed the district court’s decision. These developments, as well as other pending challenges to CMS’s Star Ratings methodologies, create substantial uncertainty regarding the measures and methodologies CMS may use to calculate Star Ratings in future years.
Additionally, CMS continues to make changes to Star Ratings methodology that could negatively impact our Star Ratings in future years. For example, for the 2027 Star Ratings, CMS determined not to implement the Excellent Health Outcomes for All reward, previously known as the Health Equity Index reward, and instead continued the historical reward factor. The elimination of this reward reduced the impact of investments that we made to align with CMS’s objectives under its prior implementation. Future adjustments to, or legal challenges involving, the Star rating methodology may have a negative impact on our Star ratings.
In addition, audits of our performance for past or future periods may result in downgrades to our Star ratings. For example, if a CMS audit finds that a particular issue of noncompliance impacts the data source for a Star measure, the Star measure may be reduced if the data set is deemed inaccurate or biased.
As a result of the foregoing, our plans may receive a lower Star rating and may not be eligible for full level quality bonus payments, which could adversely affect the benefits we can offer, reduce membership and/or reduce profit margins. Also, CMS has the authority to terminate contracts that have had a rating of less than three Stars for three consecutive years, whereas Medicare Advantage plans with five Stars are permitted to conduct enrollment throughout almost the entire year. Because low quality ratings can potentially lead to the termination of one or more of our contracts, we may not be able to prevent the potential termination of a plan or a shift of members to other plans based upon quality issues, which could, in turn, have a material adverse effect on our business, results of operations, financial condition and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Rule 10b5-1 Plans

During the fiscal quarter ended September 30, 2026, no executive officers or directors adopted or terminated trading arrangements intended to satisfy the affirmative defense of Rule 10b5-1(c).

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

Alignment Healthcare, Inc.

Date: October 29, 2026	By:	/s/ John Kao
John Kao
Chief Executive Officer

Date: October 29, 2026	By:	/s/ James M. Head
James M. Head
Chief Financial Officer